Form 10-Q
period 1998-06-30
KEY COMPONENTS LLC; KEY COMPONENTS FINANCE CORP
filed 1998-08-14
CIK 1065418, 1065419

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-Q
[MARK ONE]

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

                       COMMISSION FILE NUMBER

                              KEY COMPONENTS, LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      04-3425424
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

    WING ROAD RR1, BOX 167D, MILLBROOK, NY                         12545
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (914) 677-8383
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                          KEY COMPONENTS FINANCE CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      14-1805946
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

    WING ROAD RR1, BOX 167D, MILLBROOK, NY                         12545
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (914) 677-8383
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                [ ] Yes   [X] No

     At August 14, 1998, all of the membership interests in Key Components, LLC were owned by Key Components, Inc., a privately-held New York corporation and all of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              KEY COMPONENTS, LLC

                                Form 10-Q Index

                                 June 30, 1998

                                                                                  PAGE
                                                                                 NUMBER
                                                                                 ------
  PART I
  Item 1. --     Financial Statements of Key Components, Inc. (Unaudited):
                 Consolidated Balance Sheets.................................       2
                 Consolidated Statements of Operations.......................       3
                 Consolidated Statements of Cash Flows.......................       4
                 Notes to Unaudited Consolidated Financial Statements........       5
  Item 2. --     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................       8
  Signatures.................................................................      13

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

                              KEY COMPONENTS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS:
Current assets
  Cash......................................................  $10,525,174    $ 1,440,452
  Accounts receivable, net of allowance for doubtful
     accounts of $85,493 and $80,882 at June 30, 1998 and
     December 31, 1997 respectively.........................    9,055,311      7,762,631
  Inventories...............................................    8,544,155      8,432,074
  Prepaid expenses and other current assets.................      527,175        576,127
                                                              -----------    -----------
          Total current assets..............................   28,651,815     18,211,284
Property and equipment at cost less accumulated
  depreciation..............................................   11,865,622     11,980,074
Deferred financing costs....................................    4,264,167      2,100,761
Goodwill....................................................   44,638,802     45,206,386
Intangibles.................................................    1,672,155      2,197,499
Other assets................................................       73,597         60,597
                                                              -----------    -----------
          Total assets......................................  $91,166,158    $79,756,601
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities
  Current portion of notes payable..........................  $        --    $ 3,000,000
  Current portion of other long term obligations............      498,698        476,925
  Accounts payable..........................................    2,026,013      1,702,328
  Accrued expenses and other current liabilities............    2,992,663      2,351,228
                                                              -----------    -----------
          Total current liabilities.........................    5,517,374      7,530,481
10 1/2% Senior Notes due 2008...............................   80,000,000             --
Notes payable -- long term..................................           --     62,094,450
Other long term obligations.................................    1,023,152      1,283,969
                                                              -----------    -----------
          Total liabilities.................................   86,540,526     70,908,900
                                                              -----------    -----------
Stockholders' equity
  Capital stock, no par value; 200 shares authorized; 102
     and 100 shares issued and outstanding at June 30, 1998
     and December 31, 1997, respectively....................    1,536,254      1,036,254
  Paid-in capital...........................................           --        738,600
  Retained earnings.........................................    3,089,378      7,072,847
                                                              -----------    -----------
          Total stockholders' equity........................    4,625,632      8,847,701
                                                              -----------    -----------
          Total liabilities and stockholders' equity........  $91,166,158    $79,756,601
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              KEY COMPONENTS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                          FOR THE SIX MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                                  JUNE 30,                      JUNE 30,
                                          -------------------------    ---------------------------
                                             1998           1997           1998           1997
                                          -----------    ----------    ------------    -----------
Net sales...............................  $33,015,561    $9,781,285    $16,365,131     $6,295,529
Cost of goods sold......................   20,578,794     5,253,353     10,171,812      3,292,137
                                          -----------    ----------    -----------     ----------
     Gross profit.......................   12,436,767     4,527,932      6,193,319      3,003,392
Selling, general and administrative
  expenses..............................    5,158,953     2,076,370      2,500,873      1,186,028
Related party management fees...........      400,000       280,000        210,000        165,000
                                          -----------    ----------    -----------     ----------
     Income from operations.............    6,877,814     2,171,562      3,482,446      1,652,364
Other income (expense):
  Other income..........................      127,847        15,773        105,819         13,514
  Interest expense......................   (3,294,345)     (644,868)    (1,760,561)      (585,842)
                                          -----------    ----------    -----------     ----------
Income before income taxes and
  extraordinary charge..................    3,711,316     1,542,467      1,827,704      1,080,036
Provision for income taxes..............      139,966       828,003        139,966        631,721
                                          -----------    ----------    -----------     ----------
Income before extraordinary charge......    3,571,350       714,464      1,687,738        448,315
Extraordinary charge -- early repayment
  of debt...............................    4,616,363            --      4,616,363             --
                                          -----------    ----------    -----------     ----------
Net income (loss).......................  $(1,045,013)   $  714,464    $(2,928,625)    $  448,315
                                          ===========    ==========    ===========     ==========

   The accompanying notes are an integral part of these financial statements.

                              KEY COMPONENTS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        FOR THE
                                                                SIX MONTH PERIOD ENDED
                                                                       JUNE 30,
                                                              ---------------------------
                                                                 1998            1997
                                                              -----------    ------------
                                                                      (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).........................................  $(1,045,013)   $    714,464
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Extraordinary charge -- early repayment of debt........    4,616,363              --
     Depreciation and amortization..........................    2,031,901         558,761
     Bond discount amortization.............................       30,775              --
     Deferred income taxes..................................           --         216,435
     Net increase (decrease) in cash caused by changes in
       assets and liabilities:
       Accounts receivable..................................   (1,292,680)       (714,372)
       Inventories..........................................     (112,081)        193,896
       Prepaid expenses and other assets....................       31,750         335,227
       Accounts payable.....................................      323,685        (337,937)
       Accrued expenses.....................................      641,435         786,384
                                                              -----------    ------------
          Net cash provided by operations...................    5,226,135       1,752,858
                                                              -----------    ------------
Cash flows from investing activities:
  Business acquisition......................................           --     (39,142,795)
  Capital expenditures......................................     (674,838)       (282,048)
                                                              -----------    ------------
          Net cash used in investing activities.............     (674,838)    (39,424,843)
                                                              -----------    ------------
Cash flows from financing activities:
  Repayment of debt.........................................  (66,010,543)     (2,392,282)
  Costs associated with early repayment of debt.............   (1,978,976)             --
  Sale of Senior Notes......................................   80,000,000              --
  Debt issued...............................................           --      43,838,093
  Deferred financing costs..................................   (4,300,000)     (1,907,116)
  Sale of common stock......................................      500,000              --
  Repurchase of warrants....................................   (1,650,000)             --
  Dividends to stockholders.................................   (2,027,056)             --
                                                              -----------    ------------
          Net cash provided by investing activities.........    4,533,425      39,538,695
                                                              -----------    ------------
Net increase in cash and cash equivalents...................    9,084,722       1,866,710
Cash and cash equivalents, beginning of period..............    1,440,452         331,338
                                                              -----------    ------------
Cash and cash equivalents, end of period....................  $10,525,174    $  2,198,048
                                                              ===========    ============
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest..................................................  $ 2,843,168    $    250,335
                                                              ===========    ============
  Income taxes..............................................  $    37,450    $    237,880
                                                              ===========    ============

   The accompanying notes are an integral part of these financial statements.

                              KEY COMPONENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are for Key Components, Inc. ("KCI"), its wholly owned subsidiary, Key Components, LLC ("KCLLC") and the wholly owned subsidiaries of KCLLC, one of which is Key Components Finance Corp. On May 28, 1998 (the "Formation Date"), KCLLC acquired all of the assets and assumed all of the liabilities of KCI, including all right, title and interest of KCI in and to all of the outstanding equity securities of B.W. Elliot Manufacturing Co., Inc., Hudson Lock, Inc. and ESP Lock Products, Inc. KCI has no assets or operations other than its investment in KCLLC. Accordingly, the accompanying consolidated financial statements represent the operations and financial position of KCLLC. Unless otherwise indicated, all references to "KCI" or the "Company" refer to collectively, at all times prior to the Formation Date, to KCI and its predecessors and subsidiaries and at all times on and after the Formation Date, to KCLLC and its predecessors and subsidiaries.

     The accompanying unaudited financial statements of the Company contain all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. The results of operations for the three months and six months ended June 30, 1998, are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997.

2.  ACQUISITIONS OF BUSINESSES

     KCI was formed in April 1997 as a holding company for B.W. Elliot Manufacturing Co., Inc. ("Elliot") Effective May 15, 1997, the shareholders of Elliot (the "Shareholders") exchanged their shares of Elliot common stock for shares of KCI's common stock. Elliot is the manufacturer and distributor of flexible shaft products (the Company's "Flexible Shaft Business").

     During 1997, the Company acquired the entities described below (the "Acquisitions"), which were accounted for by the purchase method of accounting, and the results of operations have been included in the consolidated financial statements since the date of acquisition.

     On May 15, 1997, the Company acquired all of the outstanding shares of Hudson Lock, Inc. ("Hudson") for a cash purchase price of $39.1 million and assumed liabilities of approximately $1.2 million. Hudson manufactures medium-security custom and specialty locks, primarily for original equipment manufacturers (the Company's "Specialty Lock Business"). The purchase price was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over assets acquired of $31 million, which is being amortized on a straight-line basis over forty years.

     On December 10, 1997, the Company acquired all of the outstanding shares of ESP Lock Products, Inc. ("ESP") for a cash purchase price of $16.3 million and assumed liabilities of approximately $10.4 million. ESP primarily manufactures medium-security custom and specialty locks for the Specialty Lock Business. The purchase price was allocated based on estimated fair values at the date of acquisition and included $1.2 million for a covenant not to compete. This resulted in an excess of purchase price over assets acquired of $14.7 million, which is being amortized on a straight-line basis over forty years.

     On an unaudited pro-forma basis, assuming the Hudson and ESP acquisitions had occurred as of January 1, 1997, the consolidated results of the Company for the six months and three months ended June 30, 1997 would have been as follows:

                                                     SIX MONTHS      THREE MONTHS
                                                        ENDED            ENDED
                                                    JUNE 30, 1997    JUNE 30, 1997
                                                    -------------    -------------
Pro forma net sales...............................   $29,599,000      $15,259,000
Pro forma income before taxes.....................     2,175,000        1,302,000

                              KEY COMPONENTS, INC.

     The unaudited pro-forma financial information presented above is not necessarily indicative of the results that would have actually occurred had the companies been combined for the periods presented.

3.  INVENTORIES

     Inventories consist of the following:

                                                               JUNE 30,     DECEMBER 31,
                                                                 1998           1997
                                                              ----------    ------------
Raw materials...............................................  $2,760,194     $2,810,259
Work-in-process.............................................   4,173,007      3,609,454
Finished goods..............................................   1,610,954      2,012,361
                                                              ----------     ----------
Total inventory.............................................  $8,544,155     $8,432,074
                                                              ==========     ==========

4.  OPERATING SEGMENTS

     The Company's operations have been classified into two reportable business segments: the Flexible Shaft Business and the Specialty Lock Business. The Specialty Lock Business was formed with the 1997 acquisitions of Hudson and ESP. The Flexible Shaft Business was the single operating segment of the Company prior to the acquisitions in 1997. Segment information for the six and three months ended June 30, 1998 and 1997 is as follows:

                                       SPECIALTY LOCK    FLEXIBLE SHAFT
                                          BUSINESS          BUSINESS       ADJUSTMENTS    CONSOLIDATED
                                       --------------    --------------    -----------    ------------
Six months ended June 30, 1998:
  Net sales........................     $24,485,857       $ 8,529,704                     $33,015,561
  Income from operations...........       5,688,704         1,736,642      $  (547,532)     6,877,814
  Depreciation and amortization....       1,626,516           404,353            1,032      2,031,901
  Segment assets...................      65,321,917        21,570,261        4,273,980     91,166,158
  Capital expenditures.............         282,392           381,600           10,846        674,838
Six months ended June 30, 1997:
  Net sales........................       2,411,963         7,369,322                       9,781,285
  Income from operations...........         911,636         1,539,926         (280,000)     2,171,562
  Depreciation and amortization....         165,497           393,264                         558,761
  Segment assets...................      41,792,309        13,355,813                      55,148,122
  Capital expenditures.............              --           282,048                         282,048
Three months ended June 30, 1998:
  Net sales........................      12,124,042         4,241,089                      16,365,131
  Income from operations...........       3,005,515           857,701         (380,770)     3,482,446
  Depreciation and amortization....         736,594           193,356            1,032        930,982
  Capital expenditures.............         205,598           173,939           10,846        390,383
Three months ended June 30, 1997:
  Net sales........................       2,411,963         3,883,566                       6,295,529
  Income from operations...........         911,636           905,728         (165,000)     1,652,364
  Depreciation and amortization....         165,497           203,377                         368,874
  Capital expenditures.............              --           109,526                         109,526

     The adjustments represent management fees and other corporate and administrative expenses and assets.

5.  SALE OF NOTES

     In May 1998, KCLLC, along with one of its wholly-owned subsidiaries, Key Components Finance Corp. (KCFC), completed the sale (the "Initial Offering") of $80,000,000 principal amount of unsecured 10 1/2% senior notes due 2008 (the "Senior Notes"). The Senior Notes may be redeemed by KCLLC beginning June 1, 2003 at premiums which range from 105.25% to 100% of the principal amount. In addition, prior to June 1, 2001 up to one-third of the notes may be redeemed by KCLLC with the proceeds of one or more equity offerings at a premium of 110.5% of the principal amount. There are also redemption provisions in the event of a change in control.

                              KEY COMPONENTS, INC.

     The net proceeds from the notes were used in part to repay certain indebtedness, including a redemption, premium and to repurchase warrants for the purchase of 14.2857 shares of common stock.

     The Indenture relating to the Senior Notes contains certain covenants and restrictions which limit dividends and other stockholder distributions, transactions with affiliates, capital expenditures, rental obligations, incurrence of indebtedness, and the issuance of preferred stock, among others.

     The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Subsidiary Guarantors (as defined). At the date of issuance, guarantees were provided by Elliott, Hudson and ESP (Subsidiary Guarantors), each a wholly-owned subsidiary of the Company. At June 30, 1998, KCI has no assets or operations other than its membership interests in KCLLC and KCFC has no assets or operations. Accordingly, the consolidated financial statements present the combined assets and operations of KCLLC and the Subsidiary Guarantors.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Six Months Ended June 30, 1998 compared to Six Months Ended June 30, 1997

     Net Sales: Net sales increased by approximately $23.2 million, or 237.5%, from approximately $9.8 million for the six months ended June 30, 1997 to approximately $30.0 million for the six months ended June 30, 1998. For the six months ended June 30, 1998, net sales included approximately $24.5 million attributable to the Specialty Lock Business. For the six months ended June 30, 1997, net sales included approximately $2.4 million attributable to Hudson, which was acquired on May 15, 1998.

     Net sales of the Flexible Shaft Business increased by approximately $1.1 million, or 15.7%, from approximately $7.4 million for the six months ended June 30, 1997 to approximately $8.5 million for the six months ended June 30, 1998. Such net sales growth was primarily attributable to (i) overall growth in the construction market, (ii) customer consolidation, increased market penetration and new product acceptance in the lawn and garden power equipment market and
(iii) greater product acceptance in the maritime and aerospace markets.

     Gross Profit: Gross profit increased by approximately $7.9 million, or 174.7%, from approximately $4.5 million for the six months ended June 30, 1997 to approximately $12.4 million for the six months ended June 30, 1998. Gross profit for the six months ended June 30, 1998 included approximately $9.0 million attributable to the Specialty Lock Business compared to approximately $1.3 million for the comparable period in 1997. The remainder of the increase in gross profit was generated by the Flexible Shaft Business. Gross profit as a percentage of net sales decreased from approximately 46.3% for the six months ended June 30, 1997, to approximately 37.7% for the six months ended June 30, 1998, primarily due to the inclusion, for the full six month period in 1998, of the Specialty Lock Business, which historically has produced a lower gross margin than the Flexible Shaft Business. Gross profit from the Specialty Lock Business as a percentage of such segment's net sales was 36.6% for the six months ended June 30, 1998. Gross profit from the Flexible Shaft Business as a percentage of such segment's net sales, decreased from approximately 44.4% for the six months ended June 30, 1997 to approximately 40.9% for the six months ended June 30, 1998. This decrease in gross profit as a percentage of net segment sales was the result of a substantial increase in unit orders for a particular lower margin product from customers in the lawn and garden power equipment market.

     Selling, General and Administrative Expenses ("SG&A"): SG&A increased by approximately $3.2 million, or 135.9%, from approximately $2.4 million for the six months ended June 30, 1997 to approximately $5.6 million for the six months ended June 30, 1998. Included in SG&A for the six months ended June 30, 1998 is $1.2 million of amortization of goodwill and other intangibles related to the Acquisitions. The comparable amortization for the same period in 1997 was $256,000. Of the remaining increase, $2.0 million is attributable to the SG&A of the Specialty Lock Business which was not included in the results of the comparable period in 1997 and approximately $267,000 is due to increased corporate expenses as a result of adding professional staff, the incurrence of corporate level professional fees and an increase in management fees in accordance with the management agreement entered into as of May 28, 1998. SG&A as a percentage of net sales decreased from approximately 24.1% for the six months ended June 30, 1997 to approximately 16.8% for the six months ended June 30, 1998. This decrease is primarily attributable to the inclusion, for the full six month period in 1998, of the Specialty Lock Business, which has lower SG&A expenses as a percentage of net sales. SG&A of the Specialty Lock Business as a percentage of such segment's net sales was 13.3% for the six months ended June 30, 1998. SG&A of the Flexible Shaft Business as a percentage of such segment's net sales decreased from approximately 23.5% for the six months ended June 30, 1997 to approximately 20.5% for the comparable period in 1998. This decrease is primarily attributable to growth in Flexible Shaft Business net sales which exceeded growth in such segment's SG&A expenses.

     Income from Operations: Income from operations increased by approximately $4.7 million, or 216.7%, from approximately $2.2 million for the six months ended June 30, 1997 to approximately $6.9 million for the six months ended June 30, 1998. Operating income of the Specialty Lock Business increased by $4.8 million due to its inclusion in the results for the full six month period in 1998 and its inclusion in only a portion of the comparable period in 1997. Income from operations of the Flexible Shaft Business increased by $197,000, or 12.8%, from $1.5 million for the six months ended June 30, 1997 to $1.7 million for the six months ended

June 30, 1998, due to the factors discussed above. The increases in income from operations, discussed above, were partially offset by the $267,000 increase in corporate expenses, also discussed above.

     Interest Expense: Interest expense increased from $645,000 for the six months ended June 30, 1997 to approximately $3.3 million for the six months ended June 30, 1998. This increase is primarily due to the incurrence of debt issued in connection with the acquisition of the Specialty Lock Business.

     Provision for Income Taxes: Effective May 31, 1997, the Company elected to be treated as a subchapter S corporation which causes the Shareholders to be personally liable for taxes due on the income of the Company. The provision for income taxes for the six months ended June 30, 1998 is for taxes on income due in certain states.

     Net Income: Net income decreased from $714,000 for the six months ended June 30, 1997 to a net loss of approximately $1 million for the six months ended June 30, 1998 after an extraordinary charge of $4.6 million which resulted from the early repayment of debt. Net income before the extraordinary charge increased by approximately $2.9 million, from $714,000 for the six months ended June 30, 1997 to approximately $3.6 million for the six months ended June 30, 1998. Of the total increase, $2.7 million is attributable to inclusion of the Specialty Lock Business in the results for the full six month period in 1998 and only a portion of the comparable period in 1997. Net income of the Flexible Shaft Business, before the extraordinary charge increased by approximately $500,000 due to factors discussed above and a decrease in the provision for income taxes of approximately $800,000. Partially offsetting the aforementioned increases was an increase in corporate expenses and income taxes totaling approximately $400,000 for the six months ended June 30, 1998 from the comparable period in 1997.

  Three Months Ended June 30, 1998 compared to Three Months Ended June 30, 1997

     Net Sales: Net sales increased by approximately $10.1 million, or 160.0%, from approximately $6.3 million for the three months ended June 30, 1997 to approximately $16.4 million for the three months ended June 30, 1998. For the three months ended June 30, 1998, net sales included approximately $12.1 million attributable to the Specialty Lock Business. For the three months ended June 30, 1997, net sales included approximately $2.4 million attributable to Hudson, which was acquired on May 15, 1998.

     Net sales of the Flexible Shaft Business increased by approximately $358,000 million, or 9.2%, from approximately $3.9 million for the three months ended June 30, 1997 to approximately $4.2 million for the three months ended June 30, 1998. Such net sales growth was primarily attributable to customer consolidation, increased market penetration and new product acceptance in the lawn and garden power equipment market and greater product acceptance in the maritime market.

     Gross Profit: Gross profit increased by approximately $3.2 million, or 106.2%, from approximately $3.0 million for the three months ended June 30, 1997 to approximately $6.2 million for the three months ended June 30, 1998. Gross profit for the three months ended June 30, 1998 included approximately $4.5 million attributable to the Specialty Lock Business compared to approximately $1.3 million for the comparable period in 1997. Gross profit generated by the Flexible Shaft Business remained almost unchanged at approximately $1.7 million. Gross profit as a percentage of net sales decreased from approximately 47.7% for the three months ended June 30, 1997, to approximately 37.8% for the three months ended June 30, 1998, primarily due to the inclusion, for the full three month period in 1998, of the Specialty Lock Business, which historically has produced a lower gross margin than the Flexible Shaft Business. Gross profit from the Specialty Lock Business as a percentage of such segment's net sales was 36.9% for the three months ended June 30, 1998. Gross profit from the Flexible Shaft Business as a percentage of such segment's net sales, decreased from approximately 45.0% for the three months ended June 30, 1997 to approximately 40.5% for the three months ended June 30, 1998. This decrease in gross profit as a percentage of net segment sales was the result of a substantial increase in unit orders for a particular lower margin product from customers in the lawn and garden power equipment market.

     Selling, General and Administrative Expenses: SG&A increased by approximately $1.4 million, or 100%, from approximately $1.4 million for the three months ended June 30, 1997 to approximately $2.8 million for the three months ended June 30, 1998. Included in SG&A for the three months ended June 30, 1998 is $584,000 of amortization of goodwill and other intangibles related to the Acquisitions. The comparable amortization for the same period in 1997 was $256,000. The remainder of the increase is predominately attributable to the SG&A of the Specialty Lock Business which was not fully included in the results of the comparable period in 1997 and an increase in corporate expenses of $216,000 due to the addition of professional staff, the incurrence of corporate level professional fees, and an increase in management fees in accordance with the management agreement entered into as of May 28, 1998. SG&A as a percentage of net sales decreased from approximately 21.5% for the three months ended June 30, 1997 to approximately 16.6% for the three months ended June 30, 1998. This decrease is primarily attributable to the inclusion, for the full three month period of 1998, of the Specialty Lock Business, which has lower SG&A expenses as a percentage of net sales. SG&A of the Specialty Lock Business as a percentage of such segment's net sales was 12.1% for the three months ended June 30, 1998. SG&A of the Flexible Shaft Business as a percentage of such segment's net sales decreased from approximately 21.7% for the three months ended June 30, 1997 to approximately 20.3% for the comparable period in 1998. This decrease is primarily attributable to growth in Flexible Shaft Business net sales which exceeded growth in such segment's SG&A expenses.

     Income from Operations: Income from operations increased by approximately $1.8% million, or 110.8% from approximately $1.7 million for the three months ended June 30, 1997 to approximately $3.5 million for the three months ended June 30, 1998. Approximately $2.1 million of this increase was attributable to the inclusion of the Specialty Lock Business in the results of the full three month period in 1998 and for only a portion of the comparable period of 1997. Income from operations of the Flexible Shaft Business decreased by $48,000, or 5.3%, from $906,000 for the three months ended June 30, 1997 to $858,000 for the three months ended June 30, 1998, due to the factors discussed above. Operating income decreased by another $215,000 due to the increase in corporate SG&A, as discussed above.

     Interest Expense: Interest expense increased from $586,000 for the three months ended June 30, 1997 to approximately $1.8 million for the three months ended June 30, 1998. This increase is primarily due to the incurrence of debt issued in connection with the acquisition of the Specialty Lock Business.

     Provision for Income Taxes: Effective May 31, 1997, the Company elected to be treated as a subchapter S corporation which causes the Shareholders to be personally liable for taxes due on the income of the Company. The provision for income taxes for the three months ended June 30, 1998 is for taxes on income due in certain states.

     Net Income: Net income decreased from $448,000 for the six months ended June 30, 1997 to a net loss of approximately $2.9 million for the three months ended June 30, 1998 after an extraordinary charge of $4.6 million which resulted from the early repayment of debt. Net income before the extraordinary charge increased by approximately $1.2 million, from $448,000 for the three months ended June 30, 1997 to approximately $1.7 million for the three months ended June 30, 1998. Of the total increase, $1.2 million is attributable to inclusion of the Specialty Lock Business in the results for the full three month period in 1998 and its inclusion in only a portion of the comparable period in 1997. Net income of the Flexible Shaft Business, before the extraordinary charge increased by approximately $400,000 due to factors discussed above and a decrease in the provision for income taxes of approximately $600,000. Partially offsetting the aforementioned increases was an increase in corporate expenses and income taxes totaling approximately $330,000 for the three months ended June 30, 1998 from the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Historical

     The Company has historically generated funds from its operations and its working capital requirements generally do not fluctuate from quarter to quarter.

     Cash flow provided by operating activities was approximately $5.2 million and $1.8 million for the six months ended June 30, 1998 and 1997, respectively. The operating activities of the Company for 1997 and 1998 include the operations of the Specialty Lock Business from the dates of its acquisition.

     For the six months ended June 30, 1998 and 1997, net cash used in investing activities was $675,000 and $39.4 million, respectively. Investing activities for the six months ended June 30, 1998 consisted of expenditures for property, plant and equipment. For the six months ended June 30, 1997, investing activities consisted of the acquisition of Hudson for $39.1 million and expenditures for property, plant and equipment for $282,000.

     Financing activities provided net cash of approximately $4.5 million for the six months ended June 30, 1998 and $39.5 million for the same period of 1997. For the six months ended June 30, 1997, financing activities were primarily related to the acquisition of the Specialty Lock Business.

  Prospective

     As of June 30, 1998, the Company had a cash balance of approximately $10.5 million. In addition, in July 1998 the Company entered into a Credit and Guaranty Agreement with certain financial institutions (the "New Credit Facility"), which provides for revolving credit borrowings of up to $15.0 million and additional borrowings of up to $25.0 million for future acquisitions. Among other provisions, the New Credit Facility provides that (i) availability of revolving credit loans will be subject to a borrowing base, (ii) availability of acquisition loans will be subject to various criteria, including pro forma compliance with certain financial ratios and (iii) the Company will be required to prepay outstanding balances out of excess cash flow and proceeds from certain asset sales.

     With the consummation of the Initial Offering, the Company became required to make semiannual interest payments on the Senior Notes, together with interest and principal payments on other existing indebtedness including indebtedness under the New Credit Facility, if any.

     The Company's remaining liquidity demands will be for capital expenditures and other general corporate purposes. As of June 30, 1998, the Company had outstanding commitments for capital expenditures of approximately $700,000 and anticipates further capital expenditures of approximately $700,000 during the remainder of 1998 and approximately $2.0 million for 1999, primarily to maintain its facilities, expand its production capacity in order to take advantage of profitable market opportunities and to further automate its production processes to maximize profitability. The Company expects that capital expenditure requirements will decrease subsequent to 1999. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service, and other general requirements, the Company would seek to utilize its borrowing availability under the New Credit Facility.

     Management believes that the Company's cash flow from operations, together with borrowing availability under the New Credit Facility, will be adequate to meet its anticipated capital requirements for the forseeable future.

INFLATION

     Inflation has not been material to the Company's operations for the periods presented.

BACKLOG

     The Company's backlog of orders as of June 30, 1998 and 1997 was approximately $10.3 million and $8.6 million, respectively. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A substantial portion of the Company's sales have a three to eight week lead time and, therefore, only a small portion of orders, in relation to the annual sales of the Company, are in backlog at any point in time. In addition, purchase orders can generally be cancelled at any time without penalty.

OTHER MATTERS

  Year 2000 Compliance

     While the Company's computer and information systems are able to accommodate the "year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years, the Company's management is currently addressing all year 2000 issues and is in the process of evaluating and correcting all year 2000 issues. The initial assessment indicates that the Company does not have a significant year 2000 issue, and management believes that the cost of addressing its year 2000 issues will not be material. The Company believes it will be able to achieve year 2000 compliance by the end of 1999, and does not anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance, although no assurance to such effect can be given. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.

  New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's consolidated financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates" and words and phrases of similar impact, and include but are not limited to statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from the forward-looking statements include the following: (i) industry conditions and competition, (ii) operational risks and insurance, (iii) environmental liabilities which may arise in the future and not covered by insurance or indemnity, (iv) the impact of current and future laws and government regulation, and (v) the risks described from time to time in the Company's reports to the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KEY COMPONENTS, LLC

Date: August 14, 1998                     By:    /s/ CLAY B. LIFFLANDER
                                            ------------------------------------
                                            Clay B. Lifflander
                                            President

Date: August 14, 1998                     By:      /s/ JAMES D. WILCOX
                                            ------------------------------------
                                            James D. Wilcox
                                            Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KEY COMPONENTS FINANCE CORP.

Date: August 14, 1998                     By:    /s/ CLAY B. LIFFLANDER
                                            ------------------------------------
                                            Clay B. Lifflander
                                            President

Date: August 14, 1998                     By:      /s/ JAMES D. WILCOX
                                            ------------------------------------
                                            James D. Wilcox
                                            Chief Financial Officer