Form 10-Q
period 1998-09-30
KEY COMPONENTS LLC; KEY COMPONENTS FINANCE CORP
filed 1998-11-13
CIK 1065418, 1065419

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[MARK ONE]

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER 333-58675

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

                                 (914) 677-8383
              (Registrant's Telephone Number, Including Area Code)
                      COMMISSION FILE NUMBER 333-58675-01

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

                               / / Yes    /X/ No

    At November 14, 1998, all of the membership interests in Key Components, LLC were owned by Key Components, Inc., a privately-held New York corporation and all of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              KEY COMPONENTS, LLC

                                FORM 10-Q INDEX

                               SEPTEMBER 30, 1998

                                                                                                                PAGE
                                                                                                               NUMBER
                                                                                                            -------------
PART I
Item 1. --    Financial Statements of Key Components, Inc. (Unaudited):
              Consolidated Balance Sheets.................................................................            2
              Consolidated Statements of Operations.......................................................            3
              Consolidated Statements of Cash Flows.......................................................            4
              Notes to Unaudited Consolidated Financial Statements........................................            5
Item 2. --    Management's Discussion and Analysis of Financial Condition and Results of Operations.......            8
Signatures................................................................................................           14

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

                              KEY COMPONENTS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                         1998           1997
                                                                                    --------------  -------------
                                                                                     (UNAUDITED)
Assets:
Current assets
  Cash............................................................................  $   12,670,873  $   1,440,452
  Accounts receivable, net of allowance for doubtful accounts of $82,608 and
    $80,882 at September 30, 1998 and December 31, 1997, respectively.............       8,441,547      7,762,631
  Inventories.....................................................................       9,231,232      8,432,074
  Prepaid expenses and other current assets.......................................         713,137        576,127
                                                                                    --------------  -------------
    Total current assets..........................................................      31,056,789     18,211,284
Property and equipment at cost less accumulated depreciation......................      12,102,681     11,980,074
Deferred financing costs..........................................................       4,397,679      2,100,761
Goodwill..........................................................................      44,371,761     45,206,386
Intangibles.......................................................................       1,765,307      2,197,499
Other assets......................................................................          79,610         60,597
                                                                                    --------------  -------------
    Total assets..................................................................  $   93,773,827  $  79,756,601
                                                                                    --------------  -------------
                                                                                    --------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities
  Current portion of notes payable................................................  $     --        $   3,000,000
  Current portion of other long term obligations..................................         508,166        476,925
  Accounts payable................................................................       1,859,290      1,702,328
  Accrued expenses and other current liabilities..................................       5,182,339      2,351,228
                                                                                    --------------  -------------
    Total current liabilities.....................................................       7,549,795      7,530,481
10 1/2% Senior Notes due 2008.....................................................      80,000,000       --
Notes payable--long term..........................................................        --           62,094,450
Other long term obligations.......................................................         892,683      1,283,969
                                                                                    --------------  -------------
    Total liabilities.............................................................      88,442,478     70,908,900
                                                                                    --------------  -------------
Stockholders' equity
Capital stock, no par value; 200 shares authorized; 102 and 100 shares issued and
  outstanding at September 30, 1998 and December 31, 1997, respectively...........       1,536,254      1,036,254
Paid-in capital...................................................................        --              738,600
Retained earnings.................................................................       3,795,095      7,072,847
                                                                                    --------------  -------------
    Total stockholders' equity....................................................       5,331,349      8,847,701
                                                                                    --------------  -------------
    Total liabilities and stockholders' equity....................................  $   93,773,827  $  79,756,601
                                                                                    --------------  -------------
                                                                                    --------------  -------------

   The accompanying notes are an integral part of these financial statements.

                              KEY COMPONENTS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                  (UNAUDITED)

                                                         FOR THE NINE MONTHS ENDED    FOR THE THREE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                        ----------------------------  ---------------------------
                                                            1998           1997           1998           1997
                                                        -------------  -------------  -------------  ------------
Net sales.............................................  $  47,444,191  $  17,451,286  $  14,428,630  $  7,670,001
Cost of goods sold....................................     29,927,580      9,586,373      9,348,786     4,333,019
                                                        -------------  -------------  -------------  ------------
  Gross profit........................................     17,516,611      7,864,913      5,079,844     3,336,982
Selling, general and administrative expenses..........      7,429,438      3,548,465      2,270,485     1,472,095
Related party management fees.........................        600,000        465,000        200,000       185,000
                                                        -------------  -------------  -------------  ------------
  Income from operations..............................      9,487,173      3,851,448      2,609,359     1,679,887
Other income (expense):
  Other income........................................        276,171         48,193        148,324        32,420
  Interest expense....................................     (5,459,922)    (1,681,434)    (2,165,577)   (1,036,566)
                                                        -------------  -------------  -------------  ------------
Income before income taxes and extraordinary charge...      4,303,422      2,218,207        592,106       675,741
Provision for income taxes............................         26,357        828,003       (113,609)      --
                                                        -------------  -------------  -------------  ------------
Income before extraordinary charge....................      4,277,065      1,390,204        705,715       675,741
Extraordinary charge--early repayment
  of debt.............................................      4,616,363       --             --             --
                                                        -------------  -------------  -------------  ------------
Net income (loss).....................................  $    (339,298) $   1,390,204  $     705,715  $    675,741
                                                        -------------  -------------  -------------  ------------
                                                        -------------  -------------  -------------  ------------
Earnings (loss) per share:
  Basic earnings (loss) per share:
    Income before extraordinary charge................  $      42,263  $      13,902  $       6,919  $      6,757
    Extraordinary charge..............................        (45,616)      --             --             --
                                                        -------------  -------------  -------------  ------------
    Net income........................................  $      (3,353) $      13,902  $       6,919  $      6,757
                                                        -------------  -------------  -------------  ------------
                                                        -------------  -------------  -------------  ------------
  Diluted earnings (loss) per share:
    Income before extraordinary charge................  $      39,275  $      12,956  $       6,919  $      5,912
    Extraordinary charge..............................        (42,391)      --             --             --
                                                        -------------  -------------  -------------  ------------
    Net income........................................  $      (3,116) $      12,956  $       6,919  $      5,912
                                                        -------------  -------------  -------------  ------------
                                                        -------------  -------------  -------------  ------------

   The accompanying notes are an integral part of these financial statements.

                              KEY COMPONENTS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            FOR THE
                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                     ----------------------
                                                                        1998        1997
                                                                     ----------  ----------
                                                                          (UNAUDITED)
Cash flows from operating activities:
  Net income (loss)................................................  $ (339,298) $1,390,204
  Adjustments to reconcile net income to net cash provided by operating activities:
    Extraordinary charge -- early repayment of debt................   4,616,363          --
    Depreciation and amortization..................................   2,974,828   1,112,265
    Bond discount amortization.....................................      30,775          --
    Deferred income taxes..........................................          --     216,435
    Loss on disposal of fixed assets...............................          --       2,804
    Net increase (decrease) in cash caused by changes in assets and liabilities:
      Accounts receivable..........................................    (678,916)   (333,496)
      Inventories..................................................    (799,158)    (79,061)
      Prepaid expenses and other assets............................    (333,247)    275,115
      Accounts payable.............................................     156,962    (307,963)
      Accrued expenses.............................................   2,912,356     436,830
                                                                     ----------  ----------
        Net cash provided by operations............................   8,540,665   2,713,133
                                                                     ----------  ----------
Cash flows from investing activities:
  Business acquisition.............................................          --  (39,142,795)
  Capital expenditures.............................................  (1,508,778)   (419,209)
                                                                     ----------  ----------
        Net cash used in investing activities......................  (1,508,778) (39,562,004)
                                                                     ----------  ----------
Cash flows from financing activities:
  Repayment of debt................................................  (66,131,544) (3,897,899)
  Costs associated with early repayment of debt....................  (1,978,976)         --
  Sale of Senior Notes.............................................  80,000,000          --
  Debt issued......................................................          --  43,750,000
  Deferred financing costs.........................................  (4,513,890) (1,916,966)
  Sale of common stock.............................................     500,000          --
  Repurchase of warrants...........................................  (1,650,000)         --
  Dividends to stockholders........................................  (2,027,056)         --
                                                                     ----------  ----------
        Net cash provided by financing activities..................   4,198,534  37,935,135
                                                                     ----------  ----------
Net increase in cash and cash equivalents..........................  11,230,421   1,086,264
Cash and cash equivalents, beginning of period.....................   1,440,452     331,338
                                                                     ----------  ----------
Cash and cash equivalents, end of period...........................  $12,670,873 $1,417,602
                                                                     ----------  ----------
                                                                     ----------  ----------
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest.........................................................  $2,839,493  $1,211,120
                                                                     ----------  ----------
  Income taxes.....................................................  $   31,488  $  346,380
                                                                     ----------  ----------
                                                                     ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                              KEY COMPONENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements are for Key Components, Inc. ("KCI"), its wholly owned subsidiary, Key Components, LLC ("KCLLC") and the wholly owned subsidiaries of KCLLC, one of which is Key Components Finance Corp. On May 28, 1998 (the "Formation Date"), KCLLC acquired all of the assets and assumed all of the liabilities of KCI, including all right, title and interest of KCI in and to all of the outstanding equity securities of B.W. Elliot Manufacturing Co., Inc., Hudson Lock, Inc. and ESP Lock Products, Inc. KCI has no assets or operations other than its investment in KCLLC. Accordingly, the accompanying consolidated financial statements represent the operations and financial position of KCLLC. Unless otherwise indicated, all references to "KCI" or the "Company" refer collectively, at all times prior to the Formation Date, to KCI and its predecessors and subsidiaries and at all times on and after the Formation Date, to KCLLC and its predecessors and subsidiaries.

    The accompanying unaudited financial statements of the Company contain all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997.

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

                              KEY COMPONENTS, INC.

2. ACQUISITIONS OF BUSINESSES (CONTINUED)
    On an unaudited pro-forma basis, assuming the Hudson and ESP acquisitions had occurred as of January 1, 1997, the consolidated results of the Company for the nine months and three months ended September 30, 1997 would have been as follows:

                                                           NINE MONTHS         THREE MONTHS
                                                              ENDED               ENDED
                                                        SEPTEMBER 30, 1997  SEPTEMBER 30, 1997
                                                        ------------------  ------------------
Pro forma net sales...................................    $   43,777,000      $   14,178,000
Pro forma income before taxes.........................         4,110,000           1,014,000

3. INVENTORIES

    Inventories consist of the following:

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1998           1997
                                                                  -------------  ------------
Raw materials...................................................   $ 2,947,189    $2,810,259
Work-in-process.................................................     4,393,699     3,609,454
Finished goods..................................................     1,890,344     2,012,361
                                                                  -------------  ------------
Total inventory.................................................   $ 9,231,232    $8,432,074
                                                                  -------------  ------------
                                                                  -------------  ------------

4. OPERATING SEGMENTS

    The Company's operations have been classified into two reportable business segments: the Flexible Shaft Business and the Specialty Lock Business. The Specialty Lock Business was formed with the 1997 acquisitions of Hudson and ESP. The Flexible Shaft Business was the single operating segment of the Company prior to the acquisitions in 1997. Segment information for the nine and three months ended September 30, 1998 and 1997 is as follows:

                                                        SPECIALTY      FLEXIBLE
                                                          LOCK           SHAFT
                                                        BUSINESS       BUSINESS      ADJUSTMENTS   CONSOLIDATED
                                                      -------------  -------------  -------------  -------------
Nine months ended September 30, 1998:
  Net sales.........................................   $35,353,930   $  12,090,261  $          --  $  47,444,191
  Income from operations............................     8,017,869       2,558,946     (1,089,642)     9,487,173
  Depreciation and amortization.....................     2,263,019         593,434        118,375      2,974,828
  Segment assets....................................    65,796,214      13,550,792     14,426,821     93,773,827
  Capital expenditures..............................       938,788         559,144         10,846      1,508,778
Nine months ended September 30, 1997:
  Net sales.........................................     6,943,784      10,507,502                    17,451,286
  Income from operations............................     2,253,833       2,062,615       (465,000)     3,851,448
  Depreciation and amortization.....................       505,315         606,950                     1,112,265
  Segment assets....................................    41,251,893      12,720,981                    53,972,874
  Capital expenditures..............................       216,435         202,774                       419,209

                              KEY COMPONENTS, INC.

4. OPERATING SEGMENTS (CONTINUED)

                                                        SPECIALTY      FLEXIBLE
                                                          LOCK           SHAFT
                                                        BUSINESS       BUSINESS      ADJUSTMENTS   CONSOLIDATED
                                                      -------------  -------------  -------------  -------------
Three months ended September 30, 1998:
  Net sales.........................................    10,868,073       3,560,557                    14,428,630
  Income from operations............................     2,154,165         795,604       (340,410)     2,609,359
  Depreciation and amortization.....................       636,503         189,081         81,510        907,094
  Capital expenditures..............................       656,396         177,544             --        833,940
Three months ended September 30, 1997:
  Net sales.........................................     4,531,821       3,138,180                     7,670,001
  Income from operations............................     1,342,197         522,690       (185,000)     1,679,887
  Depreciation and amortization.....................       339,818         216,467                       556,285
  Capital expenditures..............................       137,161              --             --        137,161

    The adjustments represent management fees and other corporate and administrative expenses and assets.

5. SALE OF NOTES

    In May 1998, KCLLC, along with one of its wholly-owned subsidiaries, Key Components Finance Corp. ("KCFC"), completed the sale (the "Offering") of $80,000,000 principal amount of unsecured 10 1/2% senior notes due 2008 (the "Senior Notes"). The Senior Notes may be redeemed by KCLLC beginning June 1, 2003 at premiums which range from 105.25% to 100% of the principal amount. In addition, prior to June 1, 2001 up to one-third of the notes may be redeemed by KCLLC with the proceeds of one or more equity offerings at a premium of 110.5% of the principal amount. There are also redemption provisions in the event of a change in control.

    The net proceeds from the notes were used in part to repay certain indebtedness, including redemption, premium and to repurchase warrants for the purchase of 14.2857 shares of common stock.

    The Indenture relating to the Senior Notes contains certain covenants and restrictions which limit dividends and other stockholder distributions, transactions with affiliates, capital expenditures, rental obligations, incurrence of indebtedness, and the issuance of preferred stock, among others.

    The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by the Subsidiary Guarantors (as defined). At the date of issuance, guarantees were provided by Elliott, Hudson and ESP (collectively The "Subsidiary Guarantors"), each a wholly owned subsidiary of the Company. At September 30, 1998, KCI has no assets or operations other than its membership interests in KCLLC and KCFC has no assets or operations. Accordingly, the consolidated financial statements present the combined assets and operations of KCLLC and the Subsidiary Guarantors.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER
     30, 1997

    NET SALES: Net sales increased by approximately $30.0 million, or 171.9%, from approximately $17.5 million for the nine months ended September 30, 1997 to approximately $47.4 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1998, net sales included approximately $35.4 million attributable to the Specialty Lock Business. For the nine months ended September 30, 1997, net sales included approximately $6.9 million attributable to Hudson, which was acquired on May 15, 1997.

    Net sales of the Flexible Shaft Business increased by approximately $1.6 million, or 15.1%, from approximately $10.5 million for the nine months ended September 30, 1997 to approximately $12.1 million for the nine months ended September 30, 1998. Such net sales growth was primarily attributable to customer consolidation, increased market penetration and new product acceptance in the lawn and garden power equipment market and greater product acceptance in the maritime market.

    GROSS PROFIT: Gross profit increased by approximately $9.7 million, or 122.7%, from approximately $7.9 million for the nine months ended September 30, 1997 to approximately $17.5 million for the nine months ended September 30, 1998. Gross profit for the nine months ended September 30, 1998 included approximately $12.5 million attributable to the Specialty Lock Business compared to approximately $3.2 million for the comparable period in 1997. The remainder of the increase in gross profit, of approximately $400,000, was generated by the Flexible Shaft Business. Gross profit as a percentage of net sales decreased from approximately 45.1% for the nine months ended September 30, 1997, to approximately 36.9% for the nine months ended September 30, 1998, primarily due to the inclusion, for the full nine month period in 1998, of the Specialty Lock Business, which historically has produced a lower gross margin percentage than the Flexible Shaft Business. Gross profit from the Specialty Lock Business, as a percentage of such segment's net sales was 35.3% for the nine months ended September 30, 1998. Gross profit from the Flexible Shaft Business as a percentage of such segment's net sales, decreased from approximately 44.1% for the nine months ended September 30, 1997 to approximately 41.6% for the nine months ended September 30, 1998. This decrease in gross profit as a percentage of net segment sales was the result of a change of product mix in the lawn and garden power equipment market, with a substantial portion of the increase in sales attributable to lower gross margin products.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"): SG&A increased by approximately $3.9 million, or 109.4%, from approximately $3.5 million for the nine months ended September 30, 1997 to approximately $7.4 million for the nine months ended September 30, 1998. Included in SG&A for the nine months ended September 30, 1998 is $1.7 million of amortization of goodwill and other intangibles related, primarily, to the Acquisitions. The comparable amortization for the same period in 1997 was $581,000. The remaining increase is primarily attributable to the inclusion of SG&A of the Specialty Lock Business for the full 1998 period, as well as increased corporate expenses as a result of adding professional staff and the incurrence of corporate level professional fees. Management fees increased by $135,000 in accordance with a new management agreement entered into as of May 28, 1998. SG&A as a percentage of net sales decreased from approximately 20.3% for the nine months ended September 30, 1997 to approximately 15.7% for the nine months ended September 30, 1998. This decrease is primarily attributable to the inclusion, for the full nine-month period in 1998, of the Specialty Lock Business, which has lower SG&A expenses as a percentage of net sales. SG&A of the Specialty Lock Business as a percentage of such segment's net sales was 12.6% for the nine months ended September 30, 1998. SG&A of the Flexible Shaft Business as a percentage of such segment's net sales decreased from approximately 24.5% for the nine months ended September 30, 1997 to approximately 20.4% for the comparable period in 1998. This decrease is primarily attributable to growth in Flexible Shaft Business net sales which exceeded growth in such segment's SG&A expenses.

    INCOME FROM OPERATIONS: Income from operations increased by approximately $5.6 million, or 146.3%, from approximately $3.9 million for the nine months ended September 30, 1997 to approximately $9.5 million for the nine months ended September 30, 1998. Operating income of the Specialty Lock Business increased by $5.8 million due to its inclusion in the results for the full nine-month period in 1998 and its inclusion in only a portion of the comparable period in 1997. Income from operations of the Flexible Shaft Business increased by $496,000, or 24.1%, from $2.1 million for the nine months ended September 30, 1997 to $2.6 million for the nine months ended September 30, 1998 due to the factors discussed above. The increases in income from operations, discussed above, were partially offset by an increase in corporate expenses, also discussed above.

    INTEREST EXPENSE: Interest expense increased from $1.7 million for the nine months ended September 30, 1997 to approximately $5.5 million for the nine months ended September 30, 1998. This increase is primarily due to the incurrence of debt issued in connection with the acquisition of the Specialty Lock Business and the issuance of the Senior Notes in May, 1998.

    PROVISION FOR INCOME TAXES: Effective May 31, 1997, the Company elected to be treated as a subchapter S corporation which causes the Shareholders to be personally liable for taxes due on the income of the Company. The provision for income taxes for the nine months ended September 30, 1998 is for taxes on income due in certain states.

    NET INCOME: Net income decreased from $1.4 million for the nine months ended September 30, 1997 to a net loss of approximately $339,000 for the nine months ended September 30, 1998, after an extraordinary charge in 1998 of $4.6 million resulting from the early repayment of debt. Income before the extraordinary charge increased by approximately $2.9 million, from $1.4 million for the nine months ended September 30, 1997 to approximately $4.3 million for the nine months ended September 30, 1998. Of the total increase, $4.9 million is attributable to inclusion of the Specialty Lock Business in the results for the full nine-month period in 1998. Net income of the Flexible Shaft Business, before the extraordinary charge, increased by approximately $1.5 million due to factors discussed above and a decrease in the provision for income taxes of approximately $820,000. Offsetting the aforementioned increases was a $3.5 million increase in corporate expenses, interest and income taxes.

    THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED
     SEPTEMBER 30, 1997

    NET SALES: Net sales increased by approximately $6.8 million, or 88.1%, from approximately $7.7 million for the three months ended September 30, 1997 to approximately $14.4 million for the three months ended September 30, 1998. Of the total increase, approximately $6.3 million is attributable to the full inclusion of the Specialty Lock Business operations for the 1998 period.

    Net sales of the Flexible Shaft Business increased by approximately $422,000, or 13.5%, from approximately $3.1 million for the three months ended September 30, 1997 to approximately $3.5 million for the three months ended September 30, 1998. Such net sales growth was primarily attributable to customer consolidation, increased market penetration and new product acceptance in the lawn and garden power equipment market and greater product acceptance in the maritime market.

    GROSS PROFIT: Gross profit increased by approximately $1.7 million, or 52.2%, from approximately $3.3 million for the three months ended September 30, 1997 to approximately $5.1 million for the three months ended September 30, 1998. Gross profit for the three months ended September 30, 1998 included approximately $3.5 million attributable to the Specialty Lock Business compared to approximately $2.0 million for the same period in 1997.

    Gross profit generated by the Flexible Shaft Business increased by approximately $183,000, or 13.4%, from approximately $1.3 million for the three months ended September 30, 1997 to approximately $1.5 million for the three months ended September 30, 1998. Gross profit as a percentage of net sales was 43.4% of sales for both of the respective periods.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: SG&A increased by approximately $789,000, or 54.2%, from approximately $1.5 million for the three months ended September 30, 1997 to approximately $2.3 million for the three months ended September 30, 1998. Included in SG&A for the three months ended September 30, 1998 is $505,000 of amortization of goodwill, deferred financing costs and other intangibles related to the Acquisitions. The comparable amortization for the same period in 1997 was $325,000. The remainder of the increase is predominately attributable to the SG&A of the Specialty Lock Business which was not fully included in the results of the comparable period in 1997 and an increase in corporate expenses of $155,000 due to the addition of professional staff and the incurrence of corporate level professional fees. SG&A as a percentage of net sales decreased from 19.2% for the three months ended September 30, 1997 to 15.7% for the three months ended September 30, 1998. This decrease is primarily attributable to the inclusion, for the full three-month period of 1998, of the Specialty Lock Business, which has lower SG&A expenses as a percentage of net sales. SG&A of the Specialty Lock Business as a percentage of such segment's net sales was 12.7% for the three months ended September 30, 1998. SG&A of the Flexible Shaft Business as a percentage of such segment's net sales decreased from 26.7% for the three months ended September 30, 1997 to 21.0% for the comparable period in 1998. This decrease is primarily attributable to growth in Flexible Shaft Business net sales with a slight decrease in the segment's SG&A expenses.

    INCOME FROM OPERATIONS: Income from operations increased by approximately $929,000, or 55.3% from approximately $1.7 million for the three months ended September 30, 1997 to approximately $2.6 million for the three months ended September30,1998 .Approximately $811,000 of this increase was attributable to the inclusion of the full Specialty Lock Business in the results of the three month period in 1998 and only a portion of the Specialty Lock Business for the comparable period of 1997. Income from operations of the Flexible Shaft Business increased by $273,000, or 52.2%, from $523,000 for the three months ended September 30, 1997 to $796,000 for the three months ended September 30, 1998, due to the factors discussed above. The increases in operating income were partially offset by the $155,000 increase in corporate SG&A, as discussed above.

    INTEREST EXPENSE: Interest expense increased from approximately $1.0 million for the three months ended September 30, 1997 to approximately $2.2 million for the three months ended September 30, 1998. This increase is primarily due to the issuance of the Senior Notes in May 1998.

    PROVISION FOR INCOME TAXES: Effective May 31, 1997, the Company elected to be treated as a subchapter S corporation which causes the Shareholders to be personally liable for taxes due on the income of the Company. The benefit from income taxes for the three months ended September 30, 1998 is for refunds on certain state income taxes overpaid for 1997.

    NET INCOME: Net income increased slightly from $676,000 for the three months ended September 30, 1997 to $706,000 for the three months ended September 30, 1998 due to factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    HISTORICAL

    The Company has historically generated funds from its operations and its working capital requirements generally do not fluctuate from quarter to quarter.

    Cash flow provided by operating activities was approximately $8.5 million and $2.7 million for the nine months ended September 30, 1998 and 1997, respectively. The operating activities of the Company for 1997 and 1998 include the operations of the Specialty Lock Business from the dates of the acquisitions of Hudson and ESP.

    For the nine months ended September 30, 1998 and 1997, net cash used in investing activities was approximately $1.5 million and $39.5 million, respectively. Investing activities for the nine months ended

September 30, 1998 consisted of expenditures for property, plant and equipment. For the nine months ended September 30, 1997, investing activities consisted of the acquisition of Hudson for $39.1 million and expenditures for property, plant and equipment of $419,000.

    Financing activities provided net cash of approximately $4.2 million for the nine months ended September 30, 1998 and $37.9 million for the same period of 1997. For the nine months ended September 30, 1997, financing activities were primarily related to the acquisition of the Specialty Lock Business.

    PROSPECTIVE

    As of September 30, 1998, the Company had a cash balance of approximately $12.7 million. In addition, in July 1998 the Company entered into a Credit and Guaranty Agreement with certain financial institutions (the "New Credit Facility"), which provides for revolving credit borrowings of up to $15.0 million and additional borrowings of up to $25.0 million for future acquisitions. Among other provisions, the New Credit Facility provides that (i) availability of revolving credit loans will be subject to a borrowing base, (ii) availability of acquisition loans will be subject to various criteria, including pro forma compliance with certain financial ratios and (iii) the Company will be required to prepay outstanding balances out of excess cash flow and proceeds from certain asset sales.

    With the consummation of the Offering, the Company became required to make semiannual interest payments on the Senior Notes, together with interest and principal payments on other existing indebtedness including indebtedness under the New Credit Facility, if any.

    The Company's remaining liquidity demands will be for capital expenditures and other general corporate purposes. The Company anticipates further capital expenditures of approximately $600,000 during the remainder of 1998 and approximately $2.0 million for 1999, primarily to maintain its facilities, expand its production capacity in order to take advantage of profitable market opportunities and to further automate its production processes to maximize profitability. The Company expects that capital expenditure requirements will decrease subsequent to 1999. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service, and other general requirements, the Company would seek to utilize its borrowing availability under the New Credit Facility.

    Management believes that the Company's cash flow from operations, together with borrowing availability under the New Credit Facility, will be adequate to meet its anticipated capital requirements for the foreseeable future.

INFLATION

    Inflation has not been material to the Company's operations for the periods presented.

BACKLOG

    The Company's backlog of orders as of September 30, 1998 and 1997 was approximately $12.9 million and $10.3 million, respectively. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A substantial portion of the Company's sales have a three to eight week lead time and, therefore, only a small portion of orders, in relation to the annual sales of the Company, are in backlog at any point in time. In addition, purchase orders can generally be cancelled at any time without penalty.

OTHER MATTERS

    YEAR 2000 COMPLIANCE

    The Company is heavily dependent upon computer technology to effectively carry out its day-to-day operations. In addition, the Company is dependent on suppliers and customers who also use computer technology in the conduct of their business. The terms "Year 2000 issues" or "Year 2000 problems," or words of a similar nature, refer to the potential for failure of computer applications as a result of the failure of programs to properly recognize and handle dates beyond the year 1999. In the case of the Company, such computer applications may include customer order processing, inventory management, shipment of products, manufacturing process controllers, internal financial systems and other information systems, among others.

    The Company's assessment of the possible consequences of Year 2000 issues on its business, results of operations, or financial conditions is not complete, but is continuing in accordance with a Year 2000 compliance plan (the "Year 2000 Plan"). The Year 2000 Plan includes (1) upgrading the Company's information technology software and all applicable software and embedded technology applications in its manufacturing equipment and systems to become year 2000 compliant, (2) assessing the Year 2000 readiness of suppliers and customers, and
(3) developing contingency plans, if practicable, for critical systems and processes. Implementation of the Year 2000 Plan has been undertaken at the Company's three operating subsidiaries and with respect to various operating and information systems in varying degrees to date. The Year 2000 Plan is expected to be fully implemented at all locations and with respect to all critical information systems in 1999.

    Progress to date includes the purchase of upgraded hardware and software packages and reprogramming of existing systems. All internal systems are expected to be Year 2000 compliant by mid 1999. Because the Company is dependent on its suppliers and customers to successfully and profitably operate its business, the Year 2000 Plan includes an assessment process with respect to those vendors and customers deemed most critical to the operations and business of the Company. To date, the Company has contacted certain vendors and customers and anticipates completing this assessment process by the end of the second quarter of 1999.

    The costs of the Year 2000 Plan include the purchase price of computer hardware and software packages, fees for contract programmers and the cost of internal information technology resources. The costs of achieving Year 2000 compliance have not been material to date and are not expected to be material.

    The Company expects no material adverse effect on its results of operations, liquidity, or financial condition as a result of problems encountered in its own business as a result of Year 2000 issues or as a result of the impact of Year 2000 problems on its vendors or customers. However, the risks to the Company associated with Year 2000 issues could be significant. While the Company is undertaking its own evaluation and testing of its information technology and non-information technology systems, it is dependent to some extent on the assurances and guidance provided by suppliers of technology and programming services as to Year 2000 compliance readiness.

    Similarly, the Company's Year 2000 Plan calls for an ongoing analysis of the possible effects of Year 2000 problems on its suppliers of materials and non-information technology goods and services as well as its customers and the demands for its products. The Company has limited ability to independently verify the possible effects of Year 2000 issues on its customers and suppliers. Therefore, the Company's assumptions concerning the effect of Year 2000 issues on its results of operations, liquidity, and financial condition relies on its ability to analyze the business and operations of each of its critical vendors or customers. This process, by the nature of the problem, is limited to such persons' public statements, their responses to the Company's inquiries, and the information available to the Company from third parties concerning the industries or particular vendors or customers involved.

    Risk also exists that despite the Company's best efforts, critical systems may malfunction due to Year 2000 problems and disrupt its operations. The Company is unable to determine at this time the nature or length of time for such possible disruption and therefore the potential materiality thereof to its business or profitability.

    Interruptions of communication services or power supply due to Year 2000 problems can cause affected locations to cease or curtail production or receipt and shipment of materials and products. The Company is dependent on the suppliers of power and communication services that no such disruptions occur.

    As part of its Year 2000 Plan, the Company will continue to identify and evaluate risks and possible alternatives should various contingencies arise. The Company has prioritized remediation of its most critical information systems and believes that they will be Year 2000 compliant by the end of the first quarter of 1999. Should unforeseen circumstances result in substantial delay that may lead to disruption of business, the Company will develop contingency plans where possible and not cost prohibitive. To some extent the Company may not be able to develop contingency plans, such as in the case of communication services or the supply of power.

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

                                KEY COMPONENTS, LLC

Dated: November 13, 1998        By:            /s/ CLAY B. LIFFLANDER
                                        ------------------------------------
                                                 Clay B. Lifflander
                                                     PRESIDENT

Dated: November 13, 1998        By:             /s/ JAMES D. WILCOX
                                        ------------------------------------
                                                  James D. Wilcox
                                              CHIEF FINANCIAL OFFICER

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                KEY COMPONENTS FINANCE CORP.

Dated: November 13, 1998        By:            /s/ CLAY B. LIFFLANDER
                                        ------------------------------------
                                                 Clay B. Lifflander
                                                     PRESIDENT

Dated: November 13, 1998        By:             /s/ JAMES D. WILCOX
                                        ------------------------------------
                                                  James D. Wilcox
                                              CHIEF FINANCIAL OFFICER