Form 10-Q
period 1999-03-31
KEY COMPONENTS LLC; KEY COMPONENTS FINANCE CORP
filed 1999-05-17
CIK 1065418, 1065419

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
(MARK ONE)                          FORM 10-Q
   /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

   / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-58675
                                               ---------

                               KEY COMPONENTS, LLC
                               -------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                           04-3425424
                       --------                           ----------
            (STATE OR OTHER JURISDICTION OF    (IRS EMPLOYER IDENTIFICATION NO.)
            INCORPORATION OR ORGANIZATION)

        WING ROAD RR1, BOX 167D, MILLBROOK, NY               12545
        --------------------------------------               -----
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

                                 (914) 677-8383
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                          KEY COMPONENTS FINANCE CORP.
                          ----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                            14-1805946
                    --------                            ----------
        (STATE OR OTHER JURISDICTION OF       (IRS EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

    WING ROAD RR1, BOX 167D, MILLBROOK, NY                  12545
    --------------------------------------                  -----
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                 (914) 677-8383
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes  [ ] No

    As of May 12, 1999, all of the membership interests in Key Components, LLC were owned by Key Components, Inc., a privately-held New York corporation and all of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

================================================================================

                                     KEY COMPONENTS, LLC

                                       FORM 10-Q INDEX

                                        MARCH 31, 1999

                                                                             PAGE
                                                                            NUMBER
                                                                            ------
PART I

Item 1. -- Consolidated Financial Statements:

           Balance Sheets..................................................    3
           Statements of Income............................................    4
           Statements of Cash Flows........................................    5
           Notes to Consolidated Financial Statements......................    6

Item 2. -- Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   10

Item 3. -- Quantitative and Qualitative Disclosures about Market Risk .....   15

PART  II

Item 6. -- Exhibits and Reports on Form 8-K ...............................   16

Signatures.................................................................   17

                               PART I -- FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

                              KEY COMPONENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           MARCH 31,       DECEMBER 31,
                                                             1999             1998
                                                            --------        -------
ASSETS:                                                   (UNAUDITED)
Current
   Cash and cash equivalents                                $  5,329        $13,119
   Accounts receivable, net of allowance for doubtful
     accounts of $572 and $175 at March 31, 1999 and
     December 31, 1998, respectively                          26,506          7,989
   Inventories                                                29,662          8,487
   Prepaid expenses and other current assets                   2,847            441
                                                            --------        -------
    Total current assets                                      64,344         30,036

Property and equipment, net                                   22,285         12,222
Goodwill, net                                                 96,877         44,378
Deferred financing costs, net                                  6,524          4,616
Intangibles, net                                               1,760          1,620
Assets held for sale                                           4,310             --
Other assets                                                   4,585            272
                                                            --------        -------
                                                            $200,685        $93,144
                                                            ========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current
   Current portion of long-term debt and other
   long-term obligations                                    $  5,621        $   518
   Accounts payable                                            9,642          1,465
   Accrued interest                                            3,872            750
   Accrued wages and related benefits                          2,918          1,205
   Accrued expenses and other current liabilities              5,304            772
                                                            --------        -------
    Total current liabilities                                 27,357          4,710

10 1/2% senior notes due 2008                                 80,000         80,000
Notes payable -- long term                                    76,138             --
Other long-term obligations                                    3,978            760
Deferred income taxes                                            856             --
                                                            --------        -------
    Total liabilities                                        188,329         85,470
                                                            --------        -------

Stockholders' Equity:
   Capital stock, no par value; 5,000 shares
    authorized; 1,113 and 1,020 shares issued and
    outstanding at March 31, 1999 and December 31,
    1998, respectively                                         4,795          1,536
    Retained earnings                                          7,561          6,138
                                                            --------        -------
    Total stockholders' equity                                12,356          7,674
                                                            --------        -------
                                                            $200,685        $93,144
                                                            ========        =======




   The accompanying notes are an integral part of these financial statements.

                              KEY COMPONENTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                            (UNAUDITED, IN THOUSANDS)


                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                               ------------------------------------
                                                      1999             1998
                                                    --------         --------
Net sales                                           $ 35,076         $ 16,333
Cost of goods sold                                    21,555           10,198
                                                    --------         --------
        Gross profit                                  13,521            6,135

Selling, general and administrative expenses           7,814            2,550
Related party management fees                            200              190
                                                    --------         --------
        Income from operations                         5,507            3,395

Other income (expense):
   Other income                                          114               22
   Interest expense                                   (3,506)          (1,533)
                                                    --------         --------
Income before provision for income taxes               2,115            1,884
Provision for income taxes                               681               --
                                                    --------         --------
Net income                                          $  1,434         $  1,884
                                                    ========         ========



   The accompanying notes are an integral part of these financial statements.

                              KEY COMPONENTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                       -----------------------------------
                                                                1999            1998
                                                              --------         -------
Cash flows from operating activities:
    Net income                                                $  1,434         $ 1,884
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Allowance for doubtful accounts                             106              --
       Depreciation and amortization                             1,783           1,123
       Changes in assets and liabilities, net of
          acquisitions:
          Accounts receivable                                   (4,198)         (1,157)
          Inventories                                             (173)           (108)
          Prepaid expenses and other assets                       (135)             13
          Accounts payable                                       1,446             (39)
          Accrued expenses                                       4,298               6
                                                              --------         -------
             Net cash provided by operating activities           4,561           1,722

                                                              --------         -------

Cash flows from investing activities:
    Acquisition of Valley Forge Corporation                    (82,441)             --
    Acquisition of G&H Technology, Inc.                         (3,900)             --
    Proceeds from sale of Force 10 Marine Company                1,700              --
    Funding of assets held for sale                               (210)             --
    Capital expenditures                                          (631)           (284)
                                                              --------         -------
             Net cash used in investing activities             (85,482)           (284)
                                                              --------         -------

Cash flows from financing activities:
    Payments of long-term debt and capital lease
    obligations                                                (10,598)           (960)
    Proceeds from debt issued                                   82,639              --
    Deferred financing costs                                    (2,158)             --
    Sale of common stock                                         3,259              --
    Dividends to stockholders                                      (11)             --
                                                              --------         -------
             Net cash provided by (used in)
               financing activities                             73,131            (960)
                                                              --------         -------
Net (decrease) increase in cash and cash equivalents            (7,790)            478

Cash and cash equivalents, beginning of period                  13,119           1,440
                                                              --------         -------
Cash and cash equivalents, end of period                      $  5,329         $ 1,918
                                                              ========         =======



   The accompanying notes are an integral part of these financial statements.

                              KEY COMPONENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements include Key Components, Inc. ("KCI"), a parent holding company of the wholly owned subsidiary, Key Components, LLC ("KCLLC"), a parent holding company of the wholly and majority owned subsidiaries, B.W. Elliott Manufacturing Co., Inc. ("Elliott"), Hudson Lock, Inc. ("Hudson"), ESP Lock Products, Inc. ("ESP"), Key Components Finance Corp. ("Finance Corp") and the related entities acquired as part of the Valley Forge Corporation and its subsidiaries (collectively, "VFC") acquisition (Note
2), collectively, the "Company." All significant intercompany transactions have been eliminated.

KCLLC and Finance Corp were formed on April 1, 1998 to facilitate a debt offering. KCI and KCLLC have de minimis assets and no operations other than their investments in their respective subsidiaries. Finance Corp has no assets or operations.

Effective May 12, 1999, the Company effected a 10,000-to-1 split of its outstanding capital stock. All references to capital stock shares and amounts have been retroactively restated to reflect the capital stock split.

The accompanying unaudited financial statements of the Company contain all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. The results of operations for the interim periods are not necessarily indicative of the results for full years. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K and the unaudited consolidated financial statements included in the Company's Form 8-K/A filed April 1, 1999.


2.  ACQUISITIONS

During the three months ended March 31, 1999, the Company acquired the entities described below, which were accounted for by the purchase method of accounting. The results of their operations have been included in the consolidated financial statements since their respective dates of acquisition.

On January 19, 1999, the Company acquired all of the outstanding shares of VFC for a purchase price of approximately $83.6 million (including stock appreciation rights of approximately $1.2 million) and assumed liabilities of approximately $23.9 million. In conjunction with the acquisition, the Company repaid $8.9 million of VFC's outstanding long-term debt out of the $23.9 million assumed as part of the acquisition. VFC manufactures electrical and mechanical engineered components sold to original equipment manufacturers ("OEM"), dealers, and distributors. The Company recorded the excess purchase price over net assets acquired of $50.9 million as unallocated purchase price, which is included in goodwill. The Company is currently amortizing the unallocated purchase price over a period of thirty years. The value ascribed to the purchase price is preliminary and subject to change. At the time of the acquisition, the Company decided to sell two VFC subsidiaries, Force 10 Marine Company ("Force 10") and Multiplex Technology, Inc. ("Multiplex"). The sale of Force 10 was completed on February 26, 1999 for $1.7 million in cash. It is anticipated that the sale of Multiplex will be completed in the second quarter of 1999.

Multiplex designs and manufactures high performance multi-room video, audio, data and voice control systems. In accordance with Emerging Issues Task Force Issue No. 87-11, "Allocation of Purchase Price of Assets to be Sold," the assets of Multiplex are being carried at expected net sales price based on industry benchmarks of sales of privately held companies. The estimated carrying value is classified as assets held for sale. Goodwill will be adjusted to the extent actual proceeds differ from the assigned carrying value.

On February 5, 1999, the Company acquired G&H Technology, Inc. ("G&H") for $3.9 million in cash and the assumption of certain liabilities. The agreement calls for the Company to pay up to an additional $500,000 in purchase price if certain contingencies are met. To date, those contingencies are not assured. The acquired product lines are compatible with the Company's mechanical engineered component business and the assets and product lines of G&H were integrated into Elliot's main facility in Binghamton, New York. The Company recorded goodwill of $2.2 million in connection with the acquisition. The pro forma effect of this transaction was not material.

The acquisitions were financed with available Company resources and approximately $82 million from a new $60-million term loan and a $40-million revolving credit facility. The term loan is payable in quarterly installments through January 19, 2005. Current maturities of long-term debt at March 31, 1999 included $5 million related to the term loan. The revolving credit facility commitment (of which approximately $21 million was outstanding at March 31, 1999) is for six years. The Company has temporarily waived $5 million of the revolving credit facility commitment. The term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to the agent's base rate plus an applicable margin which will vary from 1.50% to 2.25%. The revolving credit facility also calls for a fee of 0.50% on the unused portion of the facility. These facilities amended the former acquisition loan and revolver.

On an unaudited pro forma basis, assuming the VFC acquisition had occurred as of the beginning of the periods presented, and excluding the results of operating of Force 10 and Multiplex, the consolidated results of the Company would have been as follows:


(In thousands)                                        THREE MONTHS ENDED MARCH 31,
                                                      ---------------------------
                                                        1999              1998
                                                       -------           -------
Pro forma net sales                                    $42,721           $39,465
Pro forma income before taxes and
  extraordinary items                                  $ 2,425           $ 1,853

3. INVENTORIES

Inventories consist of the following:


(In thousands)                                    MARCH 31,            DECEMBER 31,
                                                    1999                   1998
                                                   -------                ------
Raw materials                                      $12,781                $2,642
Work-in-process                                      9,424                 3,982
Finished goods                                       7,457                 1,863
                                                   -------                ------
Total inventory                                    $29,662                $8,487
                                                   =======                ======


4. OPERATING SEGMENTS

Through 1998, the Company operated in two business segments, both of which were involved in the manufacture of mechanical engineered components. These businesses were comprised of the manufacturing of specialty locks and related accessories and of flexible shaft products. Concurrent with the VFC acquisition, the Company reorganized its operating segments into mechanical engineered components and electrical components. The VFC acquisition resulted in the Company expanding its mechanical engineered component business from its two original business lines to include the manufacturing of turbocharger actuators and related accessories. Further, the VFC acquisition resulted in the Company entering into the business of manufacturing electrical components. The electrical components business produces an array of electrical componentry items for marine, recreational, and industrial applications. It also produces switches for utility companies and power inverters, which are utilized in both the consumer and industrial markets.

The Company evaluates performance and allocates resources based on profit or loss from operations before interest, taxes and depreciation and amortization ("EBITDA"). In its calculation of EBITDA certain charges that management determines as non-recurring are excluded. Segment information for three months ended March 31, 1999 and 1998 is as follows:


(In thousands)                          MECHANICAL
                                        ENGINEERED          ELECTRICAL
                                        COMPONENTS          COMPONENTS             TOTAL
                                        ----------          ----------             -----
THREE MONTHS ENDED MARCH 31, 1999:
   Net sales from external customers      $19,706             $15,370            $ 35,076
   Intersegment net sales                     130                 895               1,025
   Segment profit - EBITDA                  5,839               2,321               8,160
   Segment assets                          95,552              49,361             144,913
   Depreciation and amortization              986                 574               1,560
   Interest expense                         2,229               1,277               3,506

THREE MONTHS ENDED MARCH 31, 1998:
   Net sales from external customers      $16,333                  --             $16,333
   Intersegment net sales                      --                  --                   -
   Segment profit - EBITDA                  4,833                  --               4,833
   Segment assets                          80,657                  --              80,657
   Depreciation and amortization            1,101                  --               1,101
   Interest expense                         1,533                  --               1,533

RECONCILIATION OF SELECTED SEGMENT INFORMATION TO THE COMPANY'S CONSOLIDATED
TOTALS:

(In thousands)                                 THREE MONTHS ENDED MARCH 31,
                                               ---------------------------
                                                  1999              1998
                                               ---------         ---------
NET SALES:
  Net sales from reportable segments           $  36,101         $  16,333
  Elimination of intersegment net sales           (1,025)               --
                                               ---------         ---------
Total consolidated net sales                   $  35,076         $  16,333
                                               =========         =========

PROFIT OR LOSS:

  Total profit from reportable segments        $   8,160         $   4,833
  Reconciling  items:
     Corporate expenses                             (521)             (125)
     Depreciation and amortization                (1,783)           (1,101)
     Interest expense                             (3,506)           (1,533)
     Management fee                                 (200)             (190)
     Non-recurring charges                           (35)               --
                                               ---------         ---------
Total consolidated income before taxes         $   2,115         $   1,884
                                               =========         =========

ASSETS:
   Total assets for reportable segments        $ 144,913         $  80,657
    Unallocated amounts:
       Corporate assets                            5,126                13
       Unallocated goodwill                       50,646                --
                                               ---------         ---------
 Total consolidated assets                     $ 200,685         $  80,670
                                               =========         =========

5. CAPITAL STOCK

During the three months ended March 31, 1999 the Company sold approximately 93,000 shares of its capital stock for approximately $3.3 million. The stock was sold principally to existing shareholders and management of the Company.


6. PROVISION FOR INCOME TAXES

For the three months ended March 31, 1999, the Company's provision for income taxes relates primarily to VFC's consolidated taxable income for the quarter. VFC is currently a C corporation and is responsible for taxes on income. It is anticipated that the Company will elect limited liability ("LLC") status for all of its subsidiaries. Upon election of LLC status, the shareholders of the Company would be personally responsible for all taxes due on income of the Company.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company is a leading manufacturer of custom-engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where the Company believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability, and customer service, enable it to differentiate the Company from its competitors and enhance profitability. Through 1998, the Company operated in two business segments, both of which were involved in the manufacture of mechanical engineered components. These businesses were comprised of the manufacturing of specialty locks and related accessories and of flexible shaft products. On January 19, 1999, the Company consummated the acquisition of all the outstanding shares of Valley Forge Corporation ("VFC"), a public company, with over $100 million in annual revenues, for a purchase price of approximately $83.6 million (including stock appreciation rights of approximately $1.2 million) and assumed liabilities of approximately $23.9 million. The Company recorded the excess purchase price over net assets acquired of $50.9 million as unallocated purchase price, which is included in goodwill. The Company is currently amortizing the unallocated purchase price over a period of thirty years. The value ascribed to the unallocated purchase price is preliminary and is subject to change. At the time of the acquisition, the Company decided to sell two VFC subsidiaries, Force 10 Marine Company ("Force 10") and Multiplex Technology, Inc. ("Multiplex"). The sale of Force 10 was completed on February 26, 1999 for $1.7 million in cash. It is anticipated that the sale of Multiplex will be completed in the second quarter of 1999. Concurrent with the VFC acquisition, the Company reorganized its operating segments into mechanical engineered components and electrical components. The acquisition of VFC resulted in the Company expanding its mechanical engineered component business from its two original business lines to include the manufacturing of turbocharger actuators and related accessories. Further, the VFC acquisition resulted in the Company entering into the business of manufacturing electrical components. The electrical components business produces an array of electrical componentry items for marine, recreational, and industrial applications. It also produces switches for utility companies and power inverters, which are utilized in both the consumer and industrial markets.

Simultaneously with the acquisition of VFC, the Company replaced its former acquisition and revolving loans with a new $60-million term loan and a $40-million revolving credit facility. The term loan is payable in quarterly installments through January 19, 2005. Current maturities of long-term debt at March 31, 1999 included $5 million related to the term loan. The revolving credit facility commitment (of which approximately $21 million was outstanding at March 31, 1999) is for six years. The Company has temporarily waived $5 million of the revolving credit facility commitment. The term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to the agent's base rate plus an applicable margin which will vary from 1.50% to 2.25%.

On February 5, 1999, the Company acquired G&H Technology, Inc. ("G&H") for $3.9 million in cash as well as the assumption of certain liabilities. The agreement calls for the Company to pay up to an additional $500,000 in purchase price if certain contingencies are met. To date, those contingencies are not assured. The acquired assets and product lines are compatible with and were integrated into the Company's existing mechanical engineered components business.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net Sales: Net sales increased by approximately $18.7 million, or 114.8%, from approximately $16.3 million for the three months ended March 31, 1998 to approximately $35.0 million for the three months ended March 31, 1999. Net sales of the mechanical engineered components business increased by approximately $3.4 million from approximately $16.3 million for the three months ended March 31, 1998 to approximately $19.7 million for the three months ended March 31, 1999. Net sales of the electrical components segment, which was acquired in the first quarter of fiscal 1999, was approximately $15.3 million of net sales for the three months ended March 31, 1999. The increase in the total and segment net sales is primarily attributable to the acquisitions of VFC and G&H.

Gross Profit: Gross profit increased by approximately $7.4 million, or 120.4%, from approximately $6.1 million for the three months ended March 31, 1998 to approximately $13.5 million for the three months ended March 31, 1999. Gross profit for the mechanical engineered components business increased by approximately $1.4 million or 23.1% from approximately $6.1 million for the three months ended March 31, 1998 to approximately $7.5 million for the three months ended March 31, 1999. Gross profit for the electrical components business was approximately $6.0 million for the three months ended March 31, 1999. Gross profit, as a percentage of net sales, was 38.6% and 37.6% for the three months ended March 31, 1999 and 1998, respectively. Gross profit, as a percentage of sales, for the mechanical engineered components business was 38.3% and 37.6% for the three months ended March 31, 1999 and 1998, respectively. Gross profit, as a percentage of sales, for the electrical component business was 38.9% for the three months ended March 31, 1999. The increase in total gross profit and total gross profit percentage are primarily related to the acquisition of VFC and the correlated entry into the electrical components business where the Company experiences higher gross margins than in its mechanical components business. The margins for the electrical components business are generally higher as a result of the nature of the customer base to which the electrical components business targets a significant amount of its products.

Selling, General and Administrative Expenses: SG&A expenses increased by approximately $5.3 million or 206.4%, from approximately $2.5 million for the three months ended March 31, 1998 to approximately $7.8 million for the three months ended March 31, 1999. Depreciation and amortization expense increased by approximately $414,000 for the three months ended March 31, 1999. Corporate expenses also increased for the three months ended March 31, 1999 by approximately $396,000. These increases as well as the remainder of the increase in SG&A expenses are predominately attributable to the acquisition of VFC, which added approximately $5.0 million (or 94.3% of the total increase in SG&A expenses) to SG&A for the three months ended March 31, 1999. SG&A expenses for the mechanical engineered components business increased by approximately $356,000 or 14.7%, from approximately $2.4 million for the three months ended March 31, 1998 to approximately $2.7 million for the three months ended March 31, 1999. This increase was partially related to the integration of G&H and predominantly related to the expansion of the mechanical engineered components business as a result of the VFC acquisition. The electrical components business had SG&A expenses of approximately $4.2 million for the three months ended March 31, 1999.

SG&A, as a percentage of net sales, increased from 15.6% for the three months ended March 31, 1998 to 22.3% for the three months ended March 31, 1999. SG&A, as a percentage of net sales, for the mechanical engineered components business was 14.1% and 14.9% for the three months ended March 31, 1999 and 1998, respectively. SG&A, as a percentage of net sales, for the electrical components business was 27.4% for the three months ended March 31, 1999. The overall increase in the percentage of SG&A is directly related to the electrical components business which maintains higher levels of sales and marketing expenses due to the businesses to which it targets its products.

Income from Operations: Income from operations increased by approximately $2.1 million, or 62.2% from approximately $3.4 million for the three months ended March 31, 1998 to approximately $5.5 million for the three months ended March 31, 1999. This increase is related primarily to the acquisition of VFC.

Interest Expense: Interest expense increased by approximately $2.0 million, or 128.5% from approximately $1.5 million for the three months ended March 31, 1998 to approximately $3.5 million for the three months ended March 31, 1999. This increase is due to the issuance of $80 million of 10 1/2% senior notes in May 1998 as well as the debt issuance outstanding under the Company's new credit facilities.

Provision for Income Taxes: Effective May 31, 1997, the Company elected to be treated as a subchapter S corporation, which causes the shareholders to be personally liable for taxes due on the income of the Company. The provision for income taxes is primarily related to the taxable income of the companies acquired with the acquisition of VFC. VFC is a C corporation for tax purposes. It is anticipated that the Company will elect limited liability corporation status for all of its subsidiaries, which would then be taxed in a manner similar to subchapter S corporations.

Net Income: Net income decreased from approximately $1.9 million for the three months ended March 31, 1998 to approximately $1.4 million for the three months ended March 31, 1999. This decrease is the result of an increase in income from operations of approximately $2.1 million, offset by increased interest expense of approximately $2.0 million and the provision for income taxes of $681,000, all due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES


The Company has historically generated funds from its operations, and its working capital requirements generally have not fluctuated from quarter to quarter. The Company's other main source of liquidity is derived from the Company's term loan and revolving credit facility described above.

The Company's remaining liquidity demands will be for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's $80 million of senior notes requires semiannual interest payments on the outstanding principal. Beginning in April 1999, the term loan requires quarterly principal and interest payments. Under its new revolving credit facility, the Company has the option to lock in a specified interest rate by entering into a contract which rolls over at different time intervals, usually within 90 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. As of March 31, 1999, the Company had no outstanding commitments for capital expenditures and anticipates further capital expenditures of approximately $3.2 million for the remainder of fiscal 1999. The expenditures are primarily to maintain its facilities, expand its production capacity in order to take advantage of profitable market opportunities, and to further automate its production processes to maximize profitability. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service, and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility.

Cash flows provided by operating activities were approximately $4.6 million and $1.7 million for the three months ended March 31, 1999 and 1998, respectively. The net increase of $2.9 million over the prior period resulted primarily from the Company's increase in accrued expenses and accounts payable of approximately $5.8 million, which was offset by a net increase in accounts receivable of approximately $3.0 million. The increase in accounts payable and accrued expenses was primarily due to the Company's accrued interest related to its financing arrangements. As described above, the Company primarily pays interest on a semi-annual and quarterly basis. The increase in accounts receivable was principally due to the increase in sales for March 1999.

Cash flows used in investing activities were approximately $85.5 million and $284,000 for the three months ended March 31, 1999 and 1998, respectively. The primary reason for the increase in investing activities was the acquisitions of VFC and G&H described above. The Company also sold Force 10, which it had acquired as part of VFC, for $1.7 million in cash. Capital expenditures for the three months ended March 31, 1999 totaled $631,000.

Cash flows from financing activities provided net cash of approximately $73.1 million for the three months ended March 31, 1999 and used approximately $1.0 million for the three months ended March 31, 1998. Of the $74.1 million net increase, approximately $82.6 million was attributable to proceeds received under the Company's new term loan and revolving credit facility. This was offset by the repayment of approximately $10.6 million on long-term debt and other long-term obligations, the most significant portion being the repayment of approximately $8.9 million of VFC's long-term debt, which was made in conjunction with the acquisition. In connection with the new debt facilities, the Company incurred approximately $2.2 million of deferred financing costs during the three months ended March 31, 1999. The Company also realized proceeds of approximately $3.3 million due to the sale of its capital stock during the quarter.

Management believes that the Company's cash flow from operations, together with its borrowing availability under the new credit facilities, will be adequate to meet its anticipated capital requirements for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENT

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

BACKLOG

The Company's backlog of orders as of March 31, 1999 was approximately $26 million. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A substantial portion of the Company's sales have a three- to eight-week lead time and, therefore, only a small portion of orders, in relation to the annual sales of the Company, are in backlog at any point in time. In addition, purchase orders can generally be cancelled at any time without penalty.

OTHER MATTERS

YEAR 2000 COMPLIANCE

The Company is heavily dependent upon computer technology to effectively carry out its day-to-day operations. In addition, the Company is dependent on suppliers and customers who also use computer technology in the conduct of their business. The terms "Year 2000 issues" or "Year 2000 problems," or words of a similar nature, refer to the potential for failure of computer applications as a result of the failure of programs to properly recognize and handle dates beyond the year 1999. In the case of the Company, such computer applications may include customer order processing, inventory management, shipment of products, manufacturing process controllers, internal financial systems, and other information systems.

The Company's assessment of the possible consequences of Year 2000 issues on its business, results of operations, or financial conditions is not complete, but is continuing in accordance with a Year 2000 compliance plan (the "Year 2000 Plan"). The Year 2000 Plan includes (1) upgrading the Company's information technology software and all applicable software and embedded technology applications in its manufacturing equipment and systems to become Year 2000 compliant, (2) assessing the Year 2000 readiness of suppliers and customers, and
(3) developing contingency plans, if practical, for critical systems and processes. Implementation of the Year 2000 Plan has been undertaken at the Company's operating subsidiaries with respect to various operating and information systems in varying degrees to date. The Year 2000 Plan is expected to be fully implemented at all locations and with respect to all critical information systems by mid-1999.

Progress to date includes the purchase of upgraded hardware and software packages and reprogramming of existing systems. All internal systems are expected to be Year 2000 compliant by mid-1999. Because the Company is dependent upon its suppliers and customers to successfully and profitably operate its business, the Year 2000 Plan includes an assessment process with respect to those vendors and customers deemed most critical to the operations and business of the Company. To date, the Company has contacted certain vendors and customers and anticipates completing this assessment process before the end of the second quarter of 1999.

The cost of the Year 2000 Plan includes the purchase price of computer hardware and software packages, fees for contract programmers, and the cost of internal information technology resources. The costs of achieving Year 2000 compliance have not been material to date and are not expected to be material.

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

Similarly, the Company's Year 2000 Plan calls for an ongoing analysis of the possible effects of Year 2000 problems on its suppliers of materials and non-information technology goods and services as well as its customers and the demands for its products. The Company has limited ability to independently verify the possible effects of Year 2000 issues on its customers and suppliers. Therefore, the Company's assumptions concerning the effect of Year 2000 issues on its results of operations, liquidity, and financial condition rely on its ability to analyze the business and operations of each of its critical vendors or customers. This process, by the nature of the problem, is limited to such persons' public statements, their responses to the Company's inquiries, and the information available to the Company from third parties concerning the industries or particular vendors or customers involved.

Risk also exists that despite the Company's best efforts, critical systems may malfunction due to Year 2000 problems and disrupt its operations. The Company is unable to determine at this time the nature or length of time for such possible disruption and therefore the potential materiality thereof to its business or profitability.

Interruptions of communication services or power supply due to Year 2000 problems may cause affected locations to cease or curtail production or receipt and shipment of materials and products. The Company is dependent on the suppliers of power and communication services that no such disruptions occur.

As part of its Year 2000 Plan, the Company will continue to identify and evaluate risks and possible alternatives should various contingencies arise. The Company has prioritized remediation of its most critical information systems and believes that they will be Year 2000 compliant by the end of the second quarter of 1999. Should unforeseen circumstances result in substantial delay that may lead to disruption of business, the Company will develop contingency plans where possible and not cost prohibitive. To some extent the Company may not be able to develop contingency plans, such as in the case of communication services or the supply of power.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates," and words and phrases of similar impact, and include but are not limited to statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from the forward-looking statements include the following: (i) industry conditions and competition, (ii) operational risks and insurance, (iii) environmental liabilities which may arise in the future and not covered by insurance or indemnity, (iv) the impact of current and future laws and government regulations, and (v) the risks described from time to time in the Company's reports to the Securities and Exchange Commission.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposure to market risk is related to the variability in interest rates associated with the new $60-million term loan and the $40-million revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the agent's base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the agreement. Principally all of the borrowings under the term loan are locked in at approximately 8.2% until July 1999, when the underlying LIBOR contract is up for renewal. The Company's borrowings under the revolving line of credit are currently at approximately 8.2%. The senior notes bear a fixed rate of interest and therefore are not subject to market risk. The Company does not trade in derivative financial instruments.

                           PART II - OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

           (1)  Exhibit 27 - Financial Data Schedule


         (b)  REPORTS ON FORM 8-K

           (1) Form 8-K, dated January 19, 1999, relating to the acquisition by the Company of the common stock of Valley Forge Corporation. This report included Valley Forge Corporation consolidated financial statements for the three years ended December 31, 1997 and the nine months ended September 30, 1998, which were incorporated by reference to the Form 10-K for the year ended December 31, 1997 and Form 10-Q for the quarter ended September 30, 1998 previously filed with the Securities and Exchange Commission by Valley Forge Corporation.

           (2) Form 8-K/A, dated April 1, 1999, amended the Form 8-K dated January 19, 1999 to include the unaudited pro forma consolidated financial data regarding the acquisition of Valley Forge Corporation by the Company. The consolidated financial statements for the years ended December 31, 1998 and 1997 of Valley Forge Corporation were filed as part of Form 8-K/A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KEY COMPONENTS, LLC


Date: May 14, 1999                     By: /s/ CLAY B. LIFFLANDER
                                           ------------------------------
                                           Clay B. Lifflander
                                           President


Date: May 14, 1999                     By: /s/ ROBERT B. KAY
                                           -------------------------
                                           Robert B. Kay
                                           Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KEY COMPONENTS FINANCE CORP.


Date: May 14, 1999                     By: /s/ CLAY B. LIFFLANDER
                                           ------------------------------
                                           Clay B. Lifflander
                                           President


Date: May 14, 1999                     By: /s/ ROBERT B. KAY
                                           ------------------------------
                                           Robert B. Kay
                                           Chief Financial Officer

                                  EXHIBIT INDEX





        Exhibit No.            Description of Exhibit
        -----------            ----------------------
        Exhibit 27             Financial Data Schedule