Form 10-Q
period 1999-06-30
KEY COMPONENTS LLC; KEY COMPONENTS FINANCE CORP
filed 1999-08-12
CIK 1065418, 1065419

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-58675


                               KEY COMPONENTS, LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                     04-3425424
  (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

  200 WHITE PLAINS ROAD, TARRYTOWN, NY                              10591
----------------------------------------                          ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

                                 (914) 332-8088
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                          KEY COMPONENTS FINANCE CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                     14-1805946
 -------------------------------              ---------------------------------
 (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

  200 WHITE PLAINS ROAD, TARRYTOWN, NY                              10591
----------------------------------------                          ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

                                 (914) 332-8088
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        [X] Yes [ ] No
    As of August 10, 1999, all of the membership interests in Key Components, LLC were owned by Key Components, Inc., a privately-held New York corporation and all of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

                               KEY COMPONENTS, LLC

                                 FORM 10-Q INDEX

                                  JUNE 30, 1999

                                                                             PAGE
                                                                            NUMBER
                                                                            ------
PART I - FINANCIAL INFORMATION

Item 1. -- Consolidated Financial Statements:

           Balance Sheets................................................       3
           Statements of Operations......................................       4
           Statements of Cash Flows......................................       5
           Notes to Consolidated Financial Statements....................       6

Item 2. -- Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................      11

Item 3. -- Quantitative and Qualitative Disclosures about Market Risk ...      18

PART  II - OTHER INFORMATION

Item 6. -- Exhibits and Reports on Form 8-K..............................      18

Signatures...............................................................      19

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

                      KEY COMPONENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                 JUNE 30,        DECEMBER 31,
                                                                   1999              1998
                                                               ------------      ------------
ASSETS:                                                         (UNAUDITED)
Current
   Cash and cash equivalents                                   $      6,870      $     13,119
   Accounts receivable, net of allowance for doubtful
    accounts of $655 and $175, respectively                          25,477             7,989
   Inventories                                                       30,187             8,487
   Prepaid expenses and other current assets                          2,275               441
                                                               ------------      ------------
    Total current assets                                             64,809            30,036

Property and equipment, net                                          22,190            12,222
Goodwill, net                                                        97,358            44,378
Deferred financing costs, net                                         6,402             4,616
Intangibles, net                                                      1,782             1,620
Other assets                                                          4,864               272
                                                               ------------      ------------
                                                               $    197,405      $     93,144
                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current
   Current portion of long-term debt and other
   long-term obligations                                       $      5,771      $        518
   Accounts payable                                                  10,294             1,465
   Accrued interest                                                   1,673               750
   Accrued wages and related benefits                                 2,397             1,205
   Accrued income taxes                                               1,609                 -
   Accrued expenses and other current liabilities                     5,496               772
                                                               ------------      ------------
    Total current liabilities                                        27,240             4,710

10 1/2% senior notes due 2008                                        80,000            80,000
Notes payable -- long term                                           71,250                 -
Other long-term obligations                                           3,917               760
Deferred income taxes                                                   856                 -
                                                               ------------      ------------
    Total liabilities                                               183,263            85,470
                                                               ------------      ------------

Stockholders' Equity:
   Capital stock, no par value; 5,000 shares
    authorized; 1,113 and 1,020 shares issued and
    outstanding, respectively                                         4,795             1,536
    Retained earnings                                                 9,347             6,138
                                                               ------------      ------------
    Total stockholders' equity                                       14,142             7,674
                                                               ------------      ------------
                                                               $    197,405      $     93,144
                                                               ============      ============


   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED, IN THOUSANDS)


                                                    FOR THE SIX MONTHS ENDED             FOR THE THREE MONTHS ENDED
                                                             JUNE 30,                             JUNE 30,
                                                  -----------------------------         -----------------------------
                                                     1999               1998               1999               1998
                                                  ----------         ----------         ----------         ----------
Net sales                                         $   80,914         $   33,016         $   45,838         $   16,683
Cost of goods sold                                    49,242             20,479             27,687             10,281
                                                  ----------         ----------         ----------         ----------
        Gross profit                                  31,672             12,537             18,151              6,402

Selling, general and
administrative expenses                               18,095              5,127             10,281              2,577
Related party management fees                            400                400                200                210
                                                  ----------         ----------         ----------         ----------
        Income from operations                        13,177              7,010              7,670              3,615

Other income (expense):
   Other income (expense)                                153                 (5)                39                (27)
   Interest expense                                   (7,277)            (3,294)            (3,771)            (1,761)
                                                  ----------         ----------         ----------         ----------
Income before provision for income taxes
and extraordinary item                                 6,053              3,711              3,938              1,827
Provision for income taxes                             2,140                140              1,459                140
Extraordinary item from early retirement
of debt                                                    -              4,616                  -              4,616
                                                  ----------         ----------         ----------         ----------
Net income (loss)                                 $    3,913         $   (1,045)        $    2,479         $   (2,929)
                                                  ==========         ==========         ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                                        ----------------------------------
                                                                            1999                  1998
                                                                        ------------          ------------
Cash flows from operating activities:
    Net income (loss)                                                   $      3,913          $     (1,045)
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
       Allowance for doubtful accounts                                           190                     -
       Depreciation and amortization                                           3,918                 2,063
            Extraordinary item- early retirement of debt                            -                4,616
       Changes in assets and liabilities, net of acquisitions:
          Accounts receivable                                                 (3,253)               (1,293)
          Inventories                                                           (699)                 (112)
          Prepaid expenses and other assets                                      330                    32
          Accounts payable                                                     2,099                   324
          Accrued expenses                                                     2,388                   641
                                                                        ------------          ------------
Net cash provided by operating activities                                      8,886                 5,226
                                                                        ------------          ------------

Cash flows from investing activities:
    Acquisition of Valley Forge Corporation                                  (82,452)                    -
    Acquisition of G&H Technology, Inc.                                       (3,988)                    -
    Proceeds from sale of Multiplex Technology,
    Inc and Force 10 Marine Company                                            5,680                     -
    Funding of assets held for sale                                             (503)                    -
    Capital expenditures                                                      (1,530)                 (674)
                                                                        ------------          ------------
Net cash used in investing activities                                        (82,793)                 (674)
                                                                        ------------          ------------

Cash flows from financing activities:
    Payments of long-term debt and capital lease
    obligations                                                              (15,394)              (66,011)
      Costs associated with early retirement of debt                               -                (1,979)
    Proceeds from debt issued                                                 82,638                80,000
    Deferred financing costs                                                  (2,142)               (4,300)
    Sale of common stock                                                       3,259                   500
       Repurchase of warrants                                                      -                (1,650)
       Distributions to stockholders                                            (703)               (2,027)
                                                                        ------------          ------------
Net cash provided by financing activities                                     67,658                 4,533
                                                                        ------------          ------------
Net (decrease) increase in cash and cash equivalents                          (6,249)                9,085
Cash and cash equivalents, beginning of period                                13,119                 1,440
                                                                        ------------          ------------
Cash and cash equivalents, end of period                                $      6,870          $     10,525
                                                                        ============          ============


   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, INC. AND SUBSIDIARIES

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

Effective May 12, 1999, the Company effected a 10,000-to-1 split of its outstanding capital stock. All references to capital stock shares and amounts have been restated to retroactively reflect the capital stock split.

Certain reclassifications were made to conform the prior periods to the current year presentation.

The accompanying unaudited financial statements of the Company contain all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. The results of operations for the interim periods are not necessarily indicative of the results for full years. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K and the unaudited proforma consolidated financial statements included in the Company's Form 8-K/A filed April 1, 1999.


2.  ACQUISITIONS

During the six months ended June 30, 1999, the Company acquired the entities described below, which were accounted for by the purchase method of accounting. The results of their operations have been included in the consolidated financial statements since their respective dates of acquisition.

On January 19, 1999, the Company acquired all of the outstanding shares of VFC for a purchase price of approximately $83.6 million (including stock appreciation rights of approximately $1.2 million) and assumed liabilities of approximately $23.9 million. In conjunction with the acquisition, the Company repaid $8.9 million of VFC's outstanding long-term debt out of the $23.9 million of liabilities assumed as part of the acquisition. VFC manufactures electrical and mechanical engineered components sold to original equipment manufacturers ("OEM"), dealers, and distributors. The Company recorded the excess purchase price over net assets acquired of approximately $52.0 million as unallocated purchase price, which is included in goodwill. The Company is currently amortizing the unallocated purchase price over a period of thirty years. The value ascribed to the unallocated purchase price is preliminary and is subject to change. At the time of the acquisition, the Company decided to sell two VFC subsidiaries, Force 10 Marine Company ("Force 10") and Multiplex Technology, Inc. ("Multiplex"). The sale of Force 10 was completed on February 26, 1999 for $1.7 million in cash. Multiplex was sold on May 28, 1999 for net proceeds of approximately $4.0 million. It is anticipated that the Company will receive additional proceeds ranging from $500,000 to $1.0 million in the third quarter after the final accounting for the transaction has been completed. Goodwill will be adjusted to the extent actual proceeds differ from the Company's current estimate.

On February 5, 1999, the Company acquired G&H Technology, Inc. ("G&H") for $3.9 million in cash and the assumption of certain liabilities. The agreement calls for the Company to pay up to an additional $500,000 in purchase price if certain contingencies are met. To date, those contingencies are not assured. The acquired product lines are compatible with the Company's mechanical engineered component business and the assets and product lines of G&H were integrated into Elliott's main facility in Binghamton, New York. The Company recorded goodwill of $2.2 million in connection with the acquisition. The pro forma effect of this transaction was not material.

The acquisitions were financed with available Company resources and approximately $82 million from a new $60-million term loan and a $40-million revolving credit facility. The term loan is payable in quarterly installments through January 19, 2005. Current maturities of long-term debt at June 30, 1999 included approximately $5.2 million related to the term loan. The revolving credit facility commitment (of which approximately $17.8 million was outstanding at June 30, 1999) is for six years. The Company has temporarily waived $5 million of the revolving credit facility commitment. The term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate plus an applicable margin which will vary from 1.50% to 2.25%. The revolving credit facility also calls for a fee of 0.50% on the unused portion of the facility. These facilities amended the former acquisition loan and revolving credit facility.

On an unaudited pro forma basis, assuming the VFC acquisition had occurred as of the beginning of the periods presented, and excluding the results of operations of Force 10 and Multiplex, the consolidated results of the Company would have been as follows:


(In thousands)                                       SIX MONTHS ENDED
                                                          JUNE 30,
                                               ------------------------------
                                                   1999              1998
                                               ------------      ------------
Pro forma net sales                               $88,559           $81,840
Pro forma income before extraordinary item         $4,464           $ 1,134
Net Income (loss)                                 $ 4,464           $(3,482)

3.  INVENTORIES

Inventories consist of the following:


(In thousands)                        JUNE 30,      DECEMBER 31,
                                       1999             1998
                                   ------------     ------------
Raw materials                         $12,839          $2,642
Work-in-process                         9,014           3,982
Finished goods                          8,334           1,863
                                      -------          ------
        Total inventories             $30,187          $8,487
                                      =======          ======

4.  OPERATING SEGMENTS

Through 1998, the Company operated in two business segments, both of which were involved in the manufacture of mechanical engineered components. These businesses were comprised of the manufacturing of specialty locks and related accessories and of flexible shaft products. Concurrent with the VFC acquisition, the Company reorganized its operating segments into mechanical engineered components and electrical components. The VFC acquisition resulted in the Company expanding its mechanical engineered component business from its two original business lines to include the manufacturing of turbocharger actuators and related accessories. Further, the VFC acquisition resulted in the Company entering into the business of manufacturing electrical components. The electrical components business produces an array of electrical componentry items for marine, recreational and industrial applications. It also produces switches for utility companies and power inverters, which are utilized in both the consumer and industrial markets.

The Company evaluates performance and allocates resources based on profit or loss from operations before interest, taxes and depreciation and amortization ("EBITDA"). In its calculation of EBITDA certain charges that management determines as non-recurring are excluded. Segment information for the six and three months ended June 30, 1999 and 1998 is as follows:


(In thousands)                          MECHANICAL
                                        ENGINEERED          ELECTRICAL
                                        COMPONENTS          COMPONENTS            TOTAL
                                        ----------          ----------          --------
SIX MONTHS ENDED JUNE 30, 1999:
   Net sales from external customers     $ 40,879            $ 40,035           $ 80,914
   Intersegment net sales                     233               2,471              2,704
    Segment profit - EBITDA                12,296               6,450             18,746
   Segment assets                          96,563              48,854            145,417
   Depreciation and amortization            2,033               1,440              3,473
   Interest expense                         4,259               3,018              7,277

SIX MONTHS ENDED JUNE 30, 1998:
   Net sales from external customers     $ 33,016            $      -           $ 33,016
   Intersegment net sales                       -                   -                  -
    Segment profit - EBITDA                 9,918                   -              9,918
   Segment assets                          91,156                   -             91,156
   Depreciation and amortization            2,031                   -              2,031
   Interest expense                         3,264                   -              3,264

(In thousands)                          MECHANICAL
                                        ENGINEERED          ELECTRICAL
                                        COMPONENTS          COMPONENTS            TOTAL
                                        ----------          ----------          ---------
THREE MONTHS ENDED JUNE 30, 1999:
   Net sales from external customers    $  21,173           $  24,665           $  45,838
   Intersegment net sales                     103               1,576               1,679
    Segment profit - EBITDA                 6,457               4,309              10,766
   Segment assets                          96,563              48,854             145,417
   Depreciation and amortization            1,047                 866               1,913
   Interest expense                         2,030               1,741               3,771

THREE MONTHS ENDED JUNE 30, 1998:
   Net sales from external customers     $ 16,683           $       -            $ 16,683
   Intersegment net sales                       -                   -                   -
    Segment profit - EBITDA                 5,085                   -               5,085
   Segment assets                          91,156                   -              91,156
   Depreciation and amortization              930                   -                 930
   Interest expense                         1,731                   -               1,731


RECONCILIATION OF SELECTED SEGMENT INFORMATION TO THE COMPANY'S CONSOLIDATED
TOTALS:


(In thousands)                                       SIX MONTHS ENDED JUNE 30,             THREE MONTHS ENDED JUNE 30,
                                                    -----------------------------         -----------------------------
                                                       1999                1998                1999                1998
                                                    ---------           ---------           ---------           ---------
NET SALES:
  Net sales from reportable segments                $  83,618           $  33,016           $  47,517           $  16,683
  Elimination of intersegment net sales                (2,704)                  -              (1,679)                  -
                                                    ---------           ---------           ---------           ---------
Total consolidated net sales                        $  80,914           $  33,016           $  45,838           $  16,683
                                                    =========           =========           =========           =========

PROFIT OR LOSS:
  Total profit from reportable segments             $  18,746           $   9,918           $  10,766           $   5,085
  Reconciling  items:
     Corporate expenses                                (1,016)               (312)               (675)               (187)
     Depreciation and amortization                     (3,918)             (2,068)             (2,135)               (967)
     Interest expense                                  (7,277)             (3,295)             (3,772)             (1,762)
     Management fee                                      (400)               (400)               (200)               (210)
     Non-recurring charges                                (82)               (131)                (46)               (131)
                                                    ---------           ---------           ---------           ---------
Total consolidated income before
            taxes and extraordinary item            $   6,053           $   3,712           $   3,938           $   1,828
                                                    =========           =========           =========           =========


ASSETS:                                                       JUNE 30,
                                                    -----------------------------          DECEMBER 31,
                                                       1999                1998                1998
                                                    ---------           ---------           ---------
   Total assets for reportable segments             $ 145,417           $  91,156           $  78,184
    Unallocated amounts:
       Corporate assets                                 4,749                  10              14,960
       Unallocated goodwill                            47,239                   -                   -
                                                    ---------           ---------           ---------
 Total consolidated assets                          $ 197,405           $  91,166           $  93,144
                                                    =========           =========           =========

5.  CAPITAL STOCK

During the first quarter of fiscal 1999, the Company sold approximately 93,000 shares of its capital stock for approximately $3.3 million. The stock was sold principally to existing stockholders and management of the Company.

6.  PROVISION FOR INCOME TAXES

For the six and three months ended June 30, 1999, the Company's provision for income taxes relates primarily to VFC's consolidated taxable income for the quarter. VFC is currently a C corporation and is responsible for taxes on income. It is anticipated that the Company will elect limited liability status ("LLC") for all of its subsidiaries. Upon election of LLC status the stockholders of the Company would be personally responsible for all taxes due on income of the Company.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Key Components, Inc. ("KCI"), is a parent holding company of the wholly owned subsidiary, Key Components, LLC ("KCLLC"). KCLLC is a parent holding company of wholly and majority owned subsidiaries (collectively, the "Company"). Through its operating subsidiaries, the Company is a leading manufacturer of custom-engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where the Company believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. Through 1998, the Company operated in two business segments, both of which were involved in the manufacture of mechanical engineered components. These businesses were comprised of the manufacturing of specialty locks and related accessories and of flexible shaft products.

On January 19, 1999, the Company consummated the acquisition of all the outstanding shares of Valley Forge Corporation ("VFC"), a public company, with over $100 million in annual revenues, for a purchase price of approximately $83.6 million (including stock appreciation rights of approximately $1.2 million) and assumed liabilities of approximately $23.9 million. The Company recorded the excess purchase price over net assets acquired of approximately $52.0 million as unallocated purchase price, which is included in goodwill. The Company is currently amortizing the unallocated purchase price over a period of thirty years. The value ascribed to the unallocated purchase price is preliminary and is subject to change. At the time of the acquisition, the Company decided to sell two VFC subsidiaries, Force 10 Marine Company ("Force 10") and Multiplex Technology, Inc. ("Multiplex"). The sale of Force 10 was completed on February 26, 1999 for $1.7 million in cash. Multiplex was sold on May 28, 1999 for net proceeds of approximately $4.0 million. It is anticipated that the Company will receive additional proceeds of approximately $500,000 in the third quarter after the final accounting for the sale of Multiplex has been completed.

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

Simultaneously with the acquisition of VFC, the Company replaced its former acquisition and revolving loans with a new $60-million term loan and a $40-million revolving credit facility. The term loan is payable in quarterly installments through January 19, 2005. The current maturities of long-term debt at June 30, 1999 included approximately $5.2 million related to the term loan. The revolving credit facility commitment (of which approximately $17.8 million was outstanding at June 30, 1999) is for six years. The Company has temporarily waived $5 million of the revolving credit facility commitment. The term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate plus an applicable margin which will vary from 1.50% to 2.25%.

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

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Net Sales: Net sales of approximately $80.9 million for the six months ended June 30, 1999 increased by approximately $47.9 million, or 145.1%, from approximately $33.0 million for the six months ended June 30, 1998. Net sales of the mechanical engineered components business of $40.9 million for the six months ended June 30, 1999 increased by approximately $7.9 million from approximately $33.0 million for the six months ended June 30, 1998. Net sales of the electrical components business, which was acquired in the first quarter of fiscal 1999, were approximately $40.0 million for the six months ended June 30, 1999. The increase in the total and segment net sales is primarily attributable to the acquisitions of VFC and G&H.

Gross Profit: Gross profit of approximately $31.7 million for the six months ended June 30, 1999 increased by approximately $19.1 million, or 152.6%, from approximately $12.6 million for the six months ended June 30, 1998. Gross profit for the mechanical engineered components business of approximately $16.0 million for the six months ended June 30, 1999 increased by approximately $3.4 million or 27.4% from approximately $12.6 million for the six months ended June 30, 1998. Gross profit for the electrical components business was approximately $15.7 million for the six months ended June 30, 1999. Gross profit, as a percentage of net sales, was 39.1% and 38.0% for the six months ended June 30, 1999 and 1998, respectively. Gross profit, as a percentage of net sales, for the mechanical engineered components business were 39.1% and 38.0% for the six months ended June 30, 1999 and 1998, respectively. Gross profit, as a percentage of net sales, for the electrical component business was 39.2% for the six months ended June 30, 1999. The increase in total gross profit and total gross profit percentage are primarily related to the acquisition of VFC and the correlated entry into the electrical components business where the Company experiences higher gross margins than in its mechanical components business. The margins for the electrical components business are generally higher as a result of the nature of the customer base to which the electrical components business targets a significant amount of its products.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses of approximately $18.1 million for the six months ended June 30, 1999 increased by approximately $13.0 million or 252.9%, from approximately $5.1 million for the six months ended June 30, 1998. Depreciation and amortization expense increased by approximately $1.9 million for the six months ended June 30, 1999. Corporate expenses also increased for the six months ended June 30, 1999 by approximately $704,000. The Company is in the process of merging the responsibilities of the corporate office of Valley Forge into its corporate office. This has resulted in certain redundant costs of approximately $152,000. The corporate office of Valley Forge is expected to close by September 30, 1999. These increases as well as the remainder of the increase in SG&A expenses are predominantly attributable to the acquisition of VFC, which added approximately $12.3 million (or 94.6% of the total increase in SG&A expenses) to SG&A for the six months ended June 30, 1999. SG&A expenses for the mechanical engineered components business of approximately $5.9 million for the six months ended June 30, 1999 increased by approximately $1.1 million or 23.6%, from approximately $4.8 million for the six months ended June 30, 1998. This increase was partially related to the integration of G&H and predominantly related to the expansion of the mechanical engineered components business as a result of the VFC acquisition. The electrical components business had SG&A expenses of approximately $10.4 million for the six months ended June 30, 1999.

SG&A, as a percentage of net sales, was 22.4% for the six months ended June 30, 1999, which increased by 6.9% from 15.5% for the six months ended June 30, 1998. SG&A, as a percentage of net sales, for the mechanical engineered components business was 14.5% for the six months ended June 30, 1999 and 1998. SG&A, as a percentage of net sales, for the electrical components business was 26.1% for the six months ended June 30, 1999. The overall increase in the percentage of SG&A is directly related to the electrical components business, which maintains higher levels of sales and marketing expenses due to the businesses to which it targets its products.

Income from Operations: Income from operations of approximately $13.2 million for the six months ended June 30, 1999 increased by approximately $6.2 million, or 88.0% from approximately $7.0 million for the six months ended June 30, 1998. This increase is related primarily to the acquisition of VFC.

Interest Expense: Interest expense of approximately $7.3 million for the six months ended June 30, 1999 increased by approximately $4.0 million, or 120.8% from approximately $3.3 million for the six months ended June 30, 1998. This increase is due to the issuance of $80.0 million of 10 1/2% senior notes in May 1998 as well as the issuance of debt outstanding under the Company's new credit facilities.

Provision for Income Taxes: Effective May 31, 1997, the Company elected to be treated as a subchapter S corporation, which causes the stockholders to be personally liable for taxes due on the income of the Company. The provision for income taxes is primarily related to the taxable income of the companies acquired with the acquisition of VFC. VFC is a C corporation for tax purposes. It is anticipated that the Company will elect limited liability corporation status for all of its subsidiaries, which would then be taxed in a manner similar to subchapter S corporations.

Net Income: Net income of approximately $3.9 million for the six months ended June 30, 1999 increased by approximately $4.9 million from a net loss of approximately $1.0 million for the six months ended June 30, 1998. This increase is the result of an increase in income from operations of approximately $6.2 million which was partially offset by increases in interest expense of approximately $4.0 million and the provision for income taxes of $2.0 million, all due to the factors discussed above. Additionally, the results of operations for the six and three months ended June 30, 1998 were impacted by a $4.6 million extraordinary charge resulting from the early repayment of debt in connection with the Company's senior notes, which were issued in May 1998.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net Sales: Net sales of approximately $45.9 million for the three months ended June 30, 1999 increased by approximately $29.2 million, or 174.8%, from approximately $16.7 million for the three months ended June 30, 1998. Net sales of the mechanical engineered components business of $21.2 million for the three months ended June 30, 1999 increased by approximately $4.5 million from approximately $16.7 million for the three months ended June 30, 1998. Net sales of the electrical components segment, which was acquired in the first quarter of fiscal 1999, were approximately $24.7 million for the three months ended June 30, 1999. The increase in the total and segment net sales is primarily attributable to the acquisitions of VFC and G&H.

Gross Profit: Gross profit of approximately $18.2 million for the three months ended June 30, 1999 increased by approximately $11.8 million, or 183.5%, from approximately $6.4 million for the three months ended June 30, 1998. Gross profit for the mechanical engineered components of approximately $8.4 million for the three months ended June 30, 1999 increased by approximately $2.0 million or 31.6% from approximately $6.4 million for the three months ended June 30, 1998. Gross profit for the electrical components business was approximately $9.7 million for the three months ended June 30, 1999. Gross profit, as a percentage of net sales, was 39.6% and 38.4% for the three months ended June 30, 1999 and 1998, respectively. Gross profit, as a percentage of net sales, for the mechanical engineered components business was 39.8% and 38.4% for the three months ended June 30, 1999 and 1998, respectively. Gross profit, as a percentage of net sales, for the electrical component business was 39.5% for the three months ended June 30, 1999. The increase in total gross profit and total gross profit percentage are primarily related to the acquisition of VFC and the correlated entry into the electrical components business where the Company experiences higher gross margins than in its mechanical components business. The margins for the electrical components business are generally higher as a result of the nature of the customer base to which the electrical components business targets a significant amount of its products.

Selling, General and Administrative Expenses: SG&A expenses of approximately $10.3 million for the three months ended June 30, 1999 increased by approximately $7.7 million or 299.0%, from approximately

$2.6 million for the three months ended June 30, 1998. Depreciation and amortization expense increased by approximately $1.2 million for the three months ended June 30, 1999. Corporate expenses also increased for the three months ended June 30, 1999 by approximately $488,000. The Company is in the process of merging the responsibilities of the corporate office of Valley Forge into its corporate office. This has resulted in certain redundant costs of approximately $42,000. These increases as well as the remainder of the increase in SG&A expenses are predominantly attributable to the acquisition of VFC, which added approximately $7.3 million (or 95.0% of the total increase in SG&A expenses) to SG&A for the three months ended June 30, 1999. SG&A expenses for the mechanical engineered components business of approximately $3.1 million for the three months ended June 30, 1999 increased by approximately $773,000 or 32.9%, from approximately $2.4 million for the three months ended June 30, 1998. This increase was partially related to the integration of G&H and predominantly related to the expansion of the mechanical engineered components business as a result of the VFC acquisition. The electrical components business had SG&A expenses of approximately $6.2 million for the three months ended June 30, 1999.

SG&A, as a percentage of net sales, was 22.4% for the three months ended June 30, 1999, which increased by 6.9% from 15.5% for the three months ended June 30, 1998. SG&A, as a percentage of net sales, for the mechanical engineered components business was 14.8% and 14.1% for the three months ended June 30, 1999 and 1998, respectively. SG&A, as a percentage of net sales, for the electrical components business was 25.3% for the three months ended June 30, 1999. The overall increase in the percentage of SG&A is directly related to the electrical components business, which maintains higher levels of sales and marketing expenses due to the businesses to which it targets its products.

Income from Operations: Income from operations of approximately $7.7 million for the three months ended June 30, 1999 increased by approximately $4.1 million, or 112.2% from approximately $3.6 million for the three months ended June 30, 1998. This increase is related primarily to the acquisition of VFC.

Interest Expense: Interest expense of approximately $3.8 million for the three months ended June 30, 1999 increased by approximately $2.0 million, or 114.2% from approximately $1.8 million for the three months ended June 30, 1998. This increase is due to the issuance of $80.0 million of 10 1/2% senior notes in May 1998, which only partially affected the results of operations for the three months ended June 30, 1998, as well as the issuance of debt outstanding under the Company's new credit facilities.

Provision for Income Taxes: Effective May 31, 1997, the Company elected to be treated as a subchapter S corporation, which causes the stockholders to be personally liable for taxes due on the income of the Company. The provision for income taxes is primarily related to the taxable income of the companies acquired with the acquisition of VFC. VFC is a C corporation for tax purposes. It is anticipated that the Company will elect limited liability corporation status for all of its subsidiaries, which would then be taxed in a manner similar to subchapter S corporations.

Net Income: Net income of approximately $2.5 million for the three months ended June 30, 1999 increased by $5.4 million from a net loss of approximately $2.9 million for the three months ended June 30, 1998. This increase is the result of an increase in income from operations of approximately $4.1 million which was partially offset by increases in interest expense of approximately $2.0 million and the provision for income taxes of $1.3 million, all due to the factors discussed above. Additionally, the results of operations for the three months ended June 30, 1998 were impacted by a $4.6 million extraordinary charge resulting from the early repayment of debt in connection with the Company's senior notes, which were issued in May 1998.

LIQUIDITY AND CAPITAL RESOURCES


The Company has historically generated funds from its operations, and its working capital requirements generally have not fluctuated from quarter to quarter. The Company's other main source of liquidity is derived from the Company's term loan and revolving credit facility described above.

The Company's remaining liquidity demands will be for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's $80.0 million of senior notes require semiannual interest payments on the outstanding principal. The term loan requires quarterly principal and interest payments. Under its new revolving credit facility, the Company has the option to lock in a specified interest rate by entering into a contract, which rolls over at different time intervals ranging from 30 to 180 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. As of June 30, 1999, the Company had no outstanding commitments for capital expenditures and anticipates further capital expenditures of approximately $3.0 million for the remainder of fiscal 1999. The expenditures are primarily to maintain its facilities, expand its production capacity in order to take advantage of profitable market opportunities, and to further automate its production processes to maximize profitability. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service, and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility.

Cash flows provided by operating activities were approximately $8.9 million and $5.2 million for the six months ended June 30, 1999 and 1998, respectively. The net increase of $3.7 million over the prior period resulted primarily from the Company's increase in accrued expenses and accounts payable of approximately $3.5 million and an increase in depreciation and amortization of $1.8 million, which was partially offset by an increase in accounts receivable of approximately $2.0 million. The increase in accounts payable and accrued expenses was primarily due to the Company's accrued interest related to its financing arrangements. As described above, the Company primarily pays interest on a semi-annual and quarterly basis. The increase in accounts receivable was principally due to the increase in sales for six months ended June 30, 1999.

Cash flows used in investing activities were approximately $82.8 million and $674,000 for the six months ended June 30, 1999 and 1998, respectively. The primary reason for the increase in investing activities was the acquisitions of VFC and G&H described above. The Company also sold Force 10 and Multiplex, which it had acquired as part of VFC, for a total of $5.7 million in cash. Capital expenditures for the six months ended June 30, 1999 and 1998 totaled $1.5 million and $674,000 respectively.

Cash flows from financing activities provided net cash of approximately $67.7 million and $4.5 million for the six months ended June 30, 1999 and 1998, respectively. The primary reasons for the net increase $63.2 million of financing activities for the six months ended June 30, 1999 were the new term loan and credit facility, whose proceeds were used to finance the Valley Forge acquisition during the six months ended June 30, 1999 as opposed to the six months ended June 30, 1998 when the proceeds received from the issuance of the senior notes were primarily used to repay other outstanding debt. An aggregate of approximately $82.6 million of proceeds were received under this new term loan and credit facility. This was offset by the repayment of approximately $15.3 million on long-term debt and other long-term obligations, the most significant portion being the repayment of approximately $8.9 million of VFC's long-term debt, which was made in conjunction with the acquisition. In connection with the new debt facilities, the Company incurred approximately $2.2 million of deferred financing costs during the six months ended June 30, 1999. During the six months ended June 30, 1998, the Company received $80.0 million of proceeds from the issuance of the senior notes, which was used to repay approximately $66.0 of outstanding debt.

During the six months ended June 30, 1999, the Company also realized proceeds of approximately $3.3 million from the sale of its capital stock during the six months ended June 30, 1999. During the six months ended June 30, 1999 and 1998, the Company made distributions to the stockholders of the Company of approximately $703,000 and $2.0 million, respectively, for the payment of income taxes.

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

BACKLOG

The Company's backlog of orders as of June 30, 1999 was approximately $28.7 million. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A substantial portion of the Company's sales have a three-to-eight-week lead-time and, therefore, only a small portion of orders, in relation to the annual sales of the Company, are in backlog at any point in time. In addition, purchase orders can generally be cancelled at any time without penalty.

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

The Company's assessment of the possible consequences of Year 2000 issues on its business, results of operations, or financial condition is not complete, but is continuing in accordance with a Year 2000 compliance plan (the "Year 2000 Plan"). The Year 2000 Plan includes (1) upgrading the Company's information technology software and all applicable software and embedded technology applications in its manufacturing equipment and systems to become Year 2000 compliant, (2) assessing the Year 2000 readiness of suppliers and customers, and
(3) developing contingency plans, if practical, for critical systems and processes. Implementation of the Year 2000 Plan has been undertaken at the Company's operating subsidiaries with respect to various operating and information systems in varying degrees to date.

The Year 2000 Plan is expected to be fully implemented at all locations and with respect to all critical information systems by August 31, 1999.

Progress to date includes the purchase of upgraded hardware and software packages and reprogramming of existing systems. All internal systems are expected to be Year 2000 compliant by August 31, 1999. Because the Company is dependent upon its suppliers and customers to successfully and profitably operate its business, the Year 2000 Plan includes an assessment process with respect to those vendors and customers deemed most critical to the operations and business of the Company. To date, the Company has contacted certain vendors and customers and anticipates completing this assessment process by August 31, 1999.

The cost of the Year 2000 Plan includes the purchase price of computer hardware and software packages, fees for contract programmers, and the cost of internal information technology resources. The costs of achieving Year 2000 compliance have not been material to date and are not expected to be material.

The Company expects no material adverse effect on its results of operations, liquidity, or financial condition as a result of problems encountered in its own business as a result of Year 2000 issues or as a result of the impact of Year 2000 problems on its vendors or customers. However, the risks to the Company associated with Year 2000 issues could be significant. While the Company has performed its own evaluation and testing of its information technology and non-information technology systems, it is dependent to some extent on the assurances and guidance provided by suppliers of technology and programming services as to Year 2000 compliance readiness.

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

As part of its Year 2000 Plan, the Company will continue to identify and evaluate risks and possible alternatives should various contingencies arise. The Company has prioritized remediation of its most critical information systems and believes that they will be Year 2000 compliant by August 31, 1999. Should unforeseen circumstances result in substantial delay that may lead to disruption of business, the Company will develop contingency plans where possible and not cost prohibitive. To some extent the Company may not be able to develop contingency plans, such as in the case of communication services or the supply of power.

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposure to market risk is related to the variability in interest rates associated with the new $60-million term loan and the $40-million revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the agreement. Principally all of the borrowings under the term loan are locked in at approximately 8.9% until January 2000, when the underlying LIBOR contract is up for renewal. The Company's borrowings under the revolving line of credit are currently at approximately 8.5%. The senior notes bear a fixed rate of interest and therefore are not subject to market risk. The Company does not trade in derivative financial instruments.

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

                                       KEY COMPONENTS, LLC


Date: August 10, 1999                  By:   /s/ CLAY B. LIFFLANDER
                                          --------------------------------------
                                             Clay B. Lifflander
                                             President


Date: August 10, 1999                  By:   /s/ ROBERT B. KAY
                                          --------------------------------------
                                             Robert B. Kay
                                             Chief Financial Officer



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KEY COMPONENTS FINANCE CORP.


Date: August 10, 1999                  By:   /s/ CLAY B. LIFFLANDER
                                          --------------------------------------
                                             Clay B. Lifflander
                                             President


Date: August 10, 1999                  By:   /s/ ROBERT B. KAY
                                          --------------------------------------
                                             Robert B. Kay
                                             Chief Financial Officer

                                 Exhibit Index


Exhibit
Number         Description
-------        -----------
  27           Financial Data Schedule