Form 10-Q
period 1999-09-30
KEY COMPONENTS LLC; KEY COMPONENTS FINANCE CORP
filed 1999-11-12
CIK 1065418, 1065419

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

     Or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from...................  to ..........................

                        Commission File Number 333-58675

                               KEY COMPONENTS, LLC
              ----------------------------------------------------
             (Exact name of Registrant as Specified in its charter)

             Delaware                                    04-3425424
             --------                                    ----------
   (State or Other Jurisdiction of             (IRS Employer Identification No.)
   Incorporation or Organization)

  200 White Plains Road, Tarrytown, NY                         10591
  ------------------------------------                         -----
(Address of Principal Executive Offices)                     (Zip Code)

                                 (914) 332-8088
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                          KEY COMPONENTS FINANCE CORP.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                   14-1805946
               --------                                   ----------
    (State or Other Jurisdiction of            (IRS Employer Identification No.)
    Incorporation or Organization)

  200 White Plains Road, Tarrytown, NY                          10591
  ------------------------------------                          -----
(Address of Principal Executive Offices)                      (Zip Code)

                                 (914) 332-8088
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 /X/ Yes  / / No

      As of November 14, 1999, approximately 89.0% of Key Components, LLC was owned by Key Components, Inc., a privately held New York corporation, and approximately 11.0% was owned by SGC Partners II LLC, a privately owned Delaware Limited Liability Corporation. All of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

================================================================================

                               KEY COMPONENTS, LLC

                                 Form 10-Q Index

                               September 30, 1999

                                                                        Page
                                                                       Number
                                                                       ------
PART I - Financial Information

Item 1. -- Consolidated Financial Statements:

     Balance Sheets..................................................     3
     Statements of Operations........................................     4
     Statements of Cash Flows........................................     5
     Notes to Consolidated Financial Statements......................     6

Item 2. -- Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................    11

Item 3. -- Quantitative and Qualitative Disclosures about Market
           Risk......................................................    19

PART  II - Other Information

Item 6.-- Exhibits and Reports on Form 8-K ..........................    20

Signatures...........................................................    21

                         PART I -- FINANCIAL INFORMATION

Item 1 -- Consolidated Financial Statements

                      KEY COMPONENTS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                    September 30,  December 31,
                                                       1999            1998
                                                    -------------  ------------
Assets:                                             (unaudited)
Current
  Cash and cash equivalents                           $  2,673       $ 13,119
   Accounts receivable, net of allowance for
     doubtful accounts of $418 and $175,
     respectively                                       24,196          7,989
  Inventories                                           30,069          8,487
  Prepaid expenses and other current assets              2,566            441
                                                      --------       --------
   Total current assets                                 59,504         30,036

Property and equipment, net                             21,954         12,222
Goodwill, net                                           96,555         44,378
Deferred financing costs, net                            6,226          4,616
Intangibles, net                                         1,591          1,620
Other assets                                             4,261            272
                                                      --------       --------
                                                      $190,091       $ 93,144
                                                      ========       ========

Liabilities and Partners' Capital:
Current
  Current portion of long-term debt and
    other long-term obligations                       $  4,613       $    518
  Accounts payable                                       6,555          1,465
  Accrued interest                                       3,784            750
  Accrued wages and related benefits                     3,025          1,205
  Accrued income taxes                                     691             --
  Accrued expenses and other current
    liabilities                                          5,942            772
                                                      --------       --------
   Total current liabilities                            24,610          4,710

10 1/2% senior notes due 2008                           80,000         80,000
Notes payable-- long term                               55,500             --
Other long-term obligations                              5,399            760
Deferred income taxes                                      855             --
                                                      --------       --------
   Total liabilities                                   166,364         85,470

Redeemable member's equity                               9,707             --

Member's equity                                         14,020          7,674
                                                      --------       --------
                                                      $190,091       $ 93,144
                                                      ========       ========

   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited, in thousands)

                                 For the Nine Months Ended      For the Three Months
                                       September 30,             Ended September 30,
                                 -------------------------    ------------------------
                                    1999          1998          1999          1998
                                  ---------     ---------     ---------     ---------
Net sales                         $ 122,644     $  47,444     $  41,730     $  14,428
Cost of goods sold                   74,082        29,670        24,840         9,191
                                  ---------     ---------     ---------     ---------
      Gross profit                   48,562        17,774        16,890         5,237

Selling, general and
  administrative
  expenses                           28,706         7,398        10,611         2,271
Stock appreciation rights
  compensation                        1,593            --         1,593            --
Related party management fees           608           600           208           200
                                  ---------     ---------     ---------     ---------
      Income from operations         17,655         9,776         4,478         2,766

Other income (expense):
  Other income (expense)                282           (12)          129            (7)
  Interest expense                  (10,981)       (5,460)       (3,704)       (2,166)
                                  ---------     ---------     ---------     ---------
Income before provision for
  income taxes and extraordinary
  item                                6,956         4,304           903           593
Provision for income taxes            2,815            27           675          (113)
Extraordinary item from early
  retirement of debt                     --         4,616            --            --
                                  ---------     ---------     ---------     ---------
Net income (loss)                 $   4,141     $    (339)    $     228     $     706
                                  =========     =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                       For the Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                          1999           1998
                                                        --------       --------
Cash flows from operating activities:
   Net income (loss)                                    $  4,141       $   (339)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Allowance for doubtful accounts                        (47)            --
      Depreciation and amortization                        6,074          2,974
      Stock appreciation rights
        compensation                                       1,593
      Extraordinary item from early
        retirement of debt                                    --          4,616
      Changes in assets and liabilities,
        net of acquisitions:
        Accounts receivable                               (1,735)          (679)
        Inventories                                         (584)          (799)
        Prepaid expenses and other assets                    642           (333)
        Accounts payable                                  (1,640)           157
        Accrued expenses                                   4,821          2,944
                                                        --------       --------
Net cash provided by operating activities                 13,265          8,541
                                                        --------       --------
Cash flows from investing activities:
   Acquisition of Valley Forge Corporation               (82,855)            --
   Acquisition of G&H Technology, Inc.                    (3,985)            --
   Proceeds from sale of Multiplex
   Technology, Inc. and Force 10
   Marine Company                                          5,989             --
   Funding of assets held for sale                          (525)            --
   Capital expenditures                                   (2,294)        (1,509)
                                                        --------       --------
Net cash used in investing activities                    (83,670)        (1,509)
                                                        --------       --------
Cash flows from financing activities:
   Payments of long-term debt and capital
     lease obligations                                   (32,402)       (66,132)
   Costs associated with early
     retirement of debt                                       --         (1,978)
   Proceeds from debt issued                              82,638         80,000
   Proceeds from capital contributions                    12,823            500
   Capital withdrawals                                      (911)        (3,677)
   Deferred financing costs                               (2,189)        (4,514)
                                                        --------       --------
Net cash provided by financing activities                 59,959          4,199
                                                        --------       --------
Net (decrease) increase in cash and cash
  equivalents                                            (10,446)        11,231
Cash and cash equivalents, beginning of
  period                                                  13,119          1,440
                                                        --------       --------
Cash and cash equivalents, end of period                $  2,673       $ 12,671
                                                        ========       ========

   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

The unaudited consolidated financial statements include Key Components, LLC ("KCLLC"), a parent holding company of the wholly and majority owned subsidiaries, B.W. Elliott Manufacturing Co., LLC ("Elliott"), Hudson Lock, LLC ("Hudson"), ESP Lock Products, LLC ("ESP"), Key Components Finance Corp. ("Finance Corp") and the related entities acquired as part of the Valley Forge Corporation and its subsidiaries (collectively, "VFC") acquisition (Note 2), collectively, the "Company." All significant intercompany transactions have been eliminated.

KCLLC and Finance Corp were formed on April 1, 1998 to facilitate an offering of senior notes. Upon their formation, KCLLC became the parent holding company of Elliott, Hudson, ESP and Finance Corp. Key Components, Inc. ("KCI"), a Delaware corporation, became the sole member of KCLLC. KCLLC's assets are limited to the Company's corporate office and it has no operations other than its investments in its subsidiaries. Finance Corp has no assets or operations.

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

2. Acquisitions

During the nine months ended September 30, 1999, the Company acquired the entities described below, which were accounted for by the purchase method of accounting. The results of their operations have been included in the consolidated financial statements since their respective dates of acquisition.

On January 19, 1999, the Company acquired all of the outstanding shares of VFC for a purchase price of approximately $84.0 million (including the issuance of stock appreciation rights of approximately $1.2 million) and assumed liabilities of approximately $23.9 million. In conjunction with the acquisition, the Company repaid $8.9 million of VFC's outstanding long-term debt out of the $23.9 million of liabilities assumed as part of the acquisition. VFC manufactures electrical and mechanical engineered components sold to original equipment manufacturers ("OEM"), dealers, and distributors. The Company recorded the excess purchase price over net assets acquired, of approximately $52.0 million, as unallocated purchase price, which is included in goodwill. The Company is currently amortizing the unallocated purchase price over a period of thirty years. The value ascribed to the unallocated purchase price is preliminary and is subject to change. At the time of the acquisition, the Company decided to sell two VFC subsidiaries, Force 10 Marine Company ("Force 10") and Multiplex Technology, Inc. ("Multiplex"). The sale of Force 10 was completed on February 26, 1999 for $1.7 million in cash. Multiplex was sold on May 28, 1999 for net proceeds of approximately $4.3 million.

On February 5, 1999, the Company acquired G&H Technology, Inc. ("G&H") for approximately $4.0 million in cash . The acquired product lines are compatible with the Company's mechanical engineered components business and the assets and product lines of G&H were integrated into Elliott's main facility in Binghamton, New York. The Company recorded goodwill of approximately $2.2 million in connection with the acquisition. The pro forma effect of this transaction was not material.

The acquisitions were financed with available Company resources and approximately $82 million from a new $60-million term loan and a $40-million revolving credit facility. The term loan is payable in quarterly installments through January 19, 2005. Current maturities of long-term debt at September 30, 1999 included approximately $4.2 million related to the term loan. The revolving credit facility commitment (of which $3.5 million was outstanding on September 30, 1999) is for six years. The Company has temporarily waived $5 million of the revolving credit facility commitment. The term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate plus an applicable margin which will vary from 1.50% to 2.25%. The revolving credit facility also calls for a fee of 0.50% on the unused portion of the facility as well as quarterly commitment fees. These facilities amended the former acquisition loan and revolving credit facility.

On an unaudited pro forma basis, assuming the VFC acquisition had occurred as of the beginning of the periods presented, and excluding the results of operations of Force 10 and Multiplex, the consolidated results of the Company would have been as follows:

                                                         Nine Months Ended
(In thousands)                                              September 30,
                                                      --------------------------
                                                        1999            1998
                                                      ---------       ---------

Pro forma net sales                                   $ 130,289       $ 119,230
Pro forma income before extraordinary item            $   4,684       $   1,383
Net Income (loss)                                     $   4,684       $  (3,233)

3. Inventories

Inventories consist of the following:

(In thousands)                                  September 30,      December 31,
                                                   1999               1998
                                                  -------            -------

Raw materials                                     $12,646            $ 2,642
Work-in-process                                     9,066              3,982
Finished goods                                      8,357              1,863
                                                  -------            -------
 Total inventories                                $30,069            $ 8,487
                                                  =======            =======

4. Operating Segments

Through 1998, the Company operated in two business segments, both of which were involved in the manufacture of mechanical engineered components. These businesses were comprised of the manufacturing of specialty locks and related accessories and the manufacture of flexible shaft products. Concurrent with the VFC acquisition, the Company reorganized its operating segments into the mechanical engineered components business and the electrical components business. The VFC acquisition resulted in the Company expanding its mechanical engineered components business from its two original business lines to include the manufacturing of turbocharger actuators and related accessories. Further, the VFC acquisition resulted in the Company entering into the business of manufacturing electrical components. The electrical components business produces an array of electrical componentry items for marine, recreational and industrial applications. It also produces switches for utility companies and power inverters, which are utilized in both the consumer and industrial markets.

The Company evaluates performance and allocates resources based on profit or loss from operations before interest, taxes and depreciation and amortization ("EBITDA"). In its calculation of EBITDA certain charges that management determines as non-recurring are excluded. Segment information for the nine and three months ended September 30, 1999 and 1998 is as follows:

                                         Mechanical
                                         Engineered      Electrical
(In thousands)                           Components      Components      Total
                                         -----------     -----------    --------
Nine months ended September 30, 1999:
  Net sales from external customers       $ 61,368       $ 61,276       $122,644
  Intersegment net sales                       290          3,083          3,373
  Segment profit - EBITDA                   18,929          7,822         26,751
  Segment assets                            94,679         42,094        136,773
  Depreciation and amortization              3,091          2,315          5,406
  Interest expense                           6,381          4,600         10,981

Nine months ended September 30, 1998:
  Net sales from external customers       $ 47,444             --       $ 47,444
  Intersegment net sales                        --             --             --
  Segment profit - EBITDA                   13,933             --         13,933
  Segment assets                            83,744             --         83,744
  Depreciation and amortization              2,856             --          2,856
  Interest expense                           5,394             --          5,394

                                         Mechanical
                                         Engineered     Electrical
(In thousands)                           Components     Components       Total
                                         ----------     ----------     ---------
Three months ended September 30, 1999:
  Net sales from external customers       $ 20,489       $ 21,241       $ 41,730
  Intersegment net sales                        57            612            669
  Segment profit - EBITDA                    6,633          1,372          8,005
  Segment assets                            94,679         42,094        136,773
  Depreciation and amortization              1,058            875          1,933
  Interest expense                           2,122          1,582          3,704

Three months ended September 30, 1998:
  Net sales from external customers       $ 14,428             --       $ 14,428
  Intersegment net sales                        --             --             --
  Segment profit - EBITDA                    4,015             --          4,015
  Segment assets                            83,744             --         83,744
  Depreciation and amortization                825             --            825
  Interest expense                           2,130             --          2,130

Reconciliation of Selected Segment Information to the Company's Consolidated
Totals:

                                    Nine Months Ended          Three Months Ended
(In thousands)                        September 30,               September 30,
                                 -----------------------     ------------------------
                                    1999          1998          1999          1998
                                 ---------     ---------     ---------     ---------
Net sales:
  Net sales from reportable
    segments                     $ 126,017     $  47,444     $  42,399     $  14,428
  Elimination of intersegment
    net sales                       (3,373)           --          (669)           --
                                 ---------     ---------     ---------     ---------
Total consolidated net
  sales                          $ 122,644     $  47,444     $  41,730     $  14,428
                                 =========     =========     =========     =========
Profit or loss:
  Total profit from
    reportable segments          $  26,751     $  13,933     $   8,005     $   4,015
  Reconciling  items:
    Corporate expenses              (2,043)         (308)       (1,027)           --
    Depreciation and
      amortization                  (6,074)       (2,974)       (2,156)         (906)
    Interest expense               (10,981)       (5,460)       (3,704)       (2,166)
    Management fee                    (608)         (600)         (208)         (200)
    Non-recurring charges              (89)         (287)           (7)         (150)
                                 ---------     ---------     ---------     ---------
  Total consolidated income
    before taxes and
    extraordinary item           $   6,956     $   4,304     $     903     $     593
                                 =========     =========     =========     =========

Assets:                                        September 30,        December 31,
                                          -----------------------   ------------
                                            1999           1998         1998
                                          --------       --------     --------
  Total assets for
    reportable segments                   $136,773       $ 83,744     $ 78,184
    Unallocated amounts:
      Corporate assets                       2,477         10,030       14,960
      Unallocated goodwill                  50,841             --           --
                                          --------       --------     --------
 Total consolidated assets                $190,091       $ 93,774     $ 93,144
                                          ========       ========     ========

5. Equity Transactions

On August 12, 1999, KCLLC entered into agreements (the "SG Agreements") with Keyhold, Inc. ("Keyhold"), a wholly owned subsidiary of SGC Partners II LLC ("SG") and SG, to sell up to $20.0 million of membership equity interests in KCLLC. On September 1, 1999, SG (through Keyhold) made a capital contribution to KCLLC of $10.0 million, before expenses of approximately $436,000. Keyhold received approximately an 11% membership equity interest in KCLLC. Prior to August 12, 2000, KCLLC may require SG (through Keyhold) to purchase up to an additional $10.0 million of membership equity interests (the "Additional Investment"), constituting the balance of SG's membership equity investment commitment. KCLLC can require the Additional Investment be in one installment of $10.0 million or in two installments of $5.0 million each. The Additional Investment currently represents an additional 9.3% membership equity interest in KCLLC. Pursuant to the SG Agreements, under certain circumstances, KCLLC is also restricted from selling additional membership equity interests unless all or a portion of the Additional Investment is made. The SG Agreements also provide that upon the earlier of a change in control of the Company, as defined therein, or August 31, 2004, SG and Keyhold have the right to require KCLLC to repurchase Keyhold's outstanding investment in KCLLC at the then current market value.

In October 1999, the Company and the minority shareholders of Atlantic Guest, Inc. ("Guest"), a subsidiary acquired as part of the VFC acquisition, verbally agreed to sell their 7% share of Guest to the Company for a combination of cash and stock.

6. Provision for Income Taxes

Effective May 31, 1997, Elliott, Hudson and ESP each elected to be treated as a subchapter S corporation, which caused the stockholders of its then parent company, KCI, to be personally liable for the taxes due on the income of the Company. Through August 31, 1999, VFC was a C corporation and was responsible for paying taxes on its income. Effective August 31, 1999, VFC was merged into KCLLC and most of VFC's subsidiaries, as well as Elliott, Hudson and ESP, were converted to limited liability company ("LLC") status. These conversions were accomplished by merging each of the existing subsidiaries into a newly organized Delaware LLC. Upon election of LLC status by the subsidiaries, the stockholders of KCI and Keyhold became personally responsible for most of the taxes due on the income of the Company.

For the nine and three months ended September 30, 1999, the Company's provision for income taxes relates primarily to VFC's consolidated taxable income (as a C corporation) and the taxable income of the subsidiaries not converted to LLC status.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Key Components, LLC ("KCLLC") is a parent holding company of wholly and majority owned subsidiaries (collectively, the "Company"). Through its operating subsidiaries, the Company is a leading manufacturer of custom-engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where the Company believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. Through 1998, the Company operated in two business segments, both of which were involved in the manufacture of mechanical engineered components. These businesses were comprised of the manufacturing of specialty locks and related accessories and of flexible shaft products.

On January 19, 1999, the Company consummated the acquisition of all the outstanding shares of Valley Forge Corporation ("VFC"), a public company with over $100 million in annual revenues, for a purchase price of approximately $84.0 million (including stock appreciation rights of approximately $1.2 million) and assumed liabilities of approximately $23.9 million. The Company recorded the excess purchase price over net assets acquired of approximately $52.0 million as unallocated purchase price, which is included in goodwill. The Company is currently amortizing the unallocated purchase price over a period of thirty years. The value ascribed to the unallocated purchase price is preliminary and is subject to change. At the time of the acquisition, the Company decided to sell two VFC subsidiaries, Force 10 Marine Company ("Force 10") and Multiplex Technology, Inc. ("Multiplex"). The sale of Force 10 was completed on February 26, 1999 for $1.7 million in cash. Multiplex was sold on May 28, 1999 for net proceeds of approximately $4.3 million.

Concurrent with the VFC acquisition, the Company reorganized its operating segments into the mechanical engineered components business and electrical components business. The acquisition of VFC resulted in the Company expanding its mechanical engineered components business from its two original business lines to include the manufacturing of turbocharger actuators and related accessories. Further, the VFC acquisition resulted in the Company entering into the business of manufacturing electrical components. The electrical components business produces an array of electrical componentry items for marine, recreational, and industrial applications. It also produces switches for utility companies and power inverters, which are utilized in both the consumer and industrial markets.

Simultaneously with the acquisition of VFC, the Company replaced its former acquisition and revolving loan commitment with a new $60-million term loan and a $40-million revolving credit facility. The term loan is payable in quarterly installments through January 19, 2005. The current maturities of long-term debt at September 30, 1999 included approximately $4.2 million related to the term loan. The revolving credit facility commitment (of which approximately $3.5 million was outstanding on September 30, 1999) is for six years. The Company has temporarily waived $5 million of the revolving credit facility commitment. The term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate plus an applicable margin which will vary from 1.50% to 2.25%.

On February 5, 1999, the Company acquired G&H Technology, Inc. ("G&H") for approximately $4.0 million in cash. The acquired assets and product lines are compatible with, and were integrated into, the Company's existing mechanical engineered components business.

Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998

Net Sales: Net sales were approximately $122.6 million for the nine months ended September 30, 1999, an increase of approximately $75.2 million, or 158.5%, from approximately $47.4 million for the nine months ended September 30, 1998. Net sales of the mechanical engineered components business were approximately $61.4 million for the nine months ended September 30, 1999, an increase of approximately $14.0 million, from approximately $47.4 million for the nine months ended September 30, 1998. Net sales of the electrical components business, which was acquired in the first quarter of fiscal 1999, were approximately $61.3 million for the nine months ended September 30, 1999. The increase in the total and segment net sales is primarily attributable to the acquisitions of VFC and G&H.

Gross Profit: Gross profit was approximately $48.6 million for the nine months ended September 30, 1999, an increase of approximately $30.8 million, or 173.2%, from approximately $17.8 million for the nine months ended September 30, 1998. Gross profit for the mechanical engineered components business was approximately $24.4 million for the nine months ended September 30, 1999, an increase of approximately $6.6 million, or 37.3% from approximately $17.8 million for the nine months ended September 30, 1998. Gross profit for the electrical components business was approximately $24.2 million for the nine months ended September 30, 1999.

Gross profit, as a percentage of net sales, was 39.6% and 37.5% for the nine months ended September 30, 1999 and 1998, respectively. Gross profit, as a percentage of net sales, for the mechanical engineered components business were 39.8% and 37.5% for the nine months ended September 30, 1999 and 1998, respectively. Gross profit, as a percentage of net sales, for the electrical components business was 39.4% for the nine months ended September 30, 1999. The increase in total gross profit and total gross profit percentage are primarily related to the acquisition of VFC and the correlated entry into the electrical components business, which historicallyexperiences higher gross margins than in the mechanical components business. The margins for the electrical components business are generally higher as a result of the nature of the target markets to which these businesses sell their products. However, for the nine months ended September 30, 1999, the Company experienced an increase in the gross profit margins of the mechanical components business. This increase is primarily related to the mix of product sales and the volume of such sales during the three months ended September 30, 1999. In addition, the gross profit margin of the mechanical components business for the nine months ended September 30, 1999 has begun to experience increases due to the higher gross margin business associated with the acquisition of G&H.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses were approximately $28.7 million for the nine months ended September 30, 1999, an increase of approximately $21.3 million, or 288.0%, from approximately $7.4 million for the nine months ended September 30, 1998. Depreciation and amortization expense increased by approximately $2.0 million for the nine months ended September 30, 1999. Corporate expenses also increased for the nine months ended September 30, 1999 by approximately $1.7 million. The increase in corporate expenses is primarily related to the redundant costs of the VFC corporate office and the training and travel costs associated with closing that office. The corporate office of Valley Forge closed on September 30, 1999. In addition, the Company experienced unusual increases in professional fees, primarily as a result of the subsidiaries' reorganization to LLC status and the additional tax planning and reporting requirements, which resulted from the VFC acquisition. The Company's continuing acquisition activities were also a factor in professional fees increasing by approximately $389,000 for the nine months ended September 30, 1999. These increases as well as the remainder of the increase in SG&A expenses are predominantly attributable to the acquisition of VFC, which added approximately $19.4 million (or 91.1% of the total increase in SG&A expenses) to SG&A for the nine months ended September 30, 1999. SG&A expenses for the mechanical engineered components business were approximately $8.7 million for the nine months ended September 30, 1999, an increase of approximately $1.8 million, or 26.1%, from approximately $6.9 million for the nine months ended September 30, 1998. This increase was partially related to the integration of G&H and predominantly related to the expansion of the mechanical engineered components business as a result of the VFC acquisition. The electrical components business had SG&A expenses of approximately $17.2 million for the nine months ended September 30, 1999.

SG&A, as a percentage of net sales, was 23.4% for the nine months ended September 30, 1999, an increase of 7.8% from 15.6% for the nine months ended September 30, 1998. SG&A, as a percentage of net sales, for the mechanical engineered components business was 14.2% and 14.6% for the nine months ended September 30, 1999 and 1998, respectively. SG&A, as a percentage of net sales, for the electrical components business was 28.0% for the nine months ended September 30, 1999. The overall increase in the percentage of SG&A is directly related to the electrical components business, which maintains higher levels of sales and marketing expenses due to the nature of the target markets to which these businesses sell their products.

SAR Valuation Compensation: For the nine months ended September 30, 1999, the Company recorded a non-cash charge of approximately $1.6 million related to outstanding stock appreciation rights. The stock appreciation rights ("SAR's") were issued in conjunction with the VFC acquisition in lieu of cash consideration for the purchase of equity held by VFC line management who continued with the Company. The Company is required to report any change in the valuation of the SAR's as a charge against earnings.

Income from Operations: Income from operations was approximately $17.7 million for the nine months ended September 30, 1999, an increase of approximately $7.9 million, or 80.6%, from approximately $9.8 million for the nine months ended September 30, 1998. This increase is related primarily to the acquisition of VFC.

Interest Expense: Interest expense was approximately $11.0 million for the nine months ended September 30, 1999, an increase of approximately $5.5 million, or 101.2%, from approximately $5.5 million for the nine months ended September 30, 1998. This increase is due to the issuance of $80.0 million of 10 1/2% senior notes in May 1998 as well as the issuance of debt outstanding under the Company's new credit facilities.

Provision for Income Taxes: The provision for income taxes was approximately $2.8 million for the nine months ended September 30, 1999, an increase of $2.8 million, or 103.3%, from September 30, 1998. Effective May 31, 1997, Elliott, Hudson and ESP each elected to be treated as a subchapter S corporation, which caused the stockholders of its then parent company, KCI, to be personally liable for the taxes due on the income of the Company. Through August 31, 1999, VFC was a C corporation and was responsible for paying taxes on its income. Effective August 31, 1999, VFC was merged into KCLLC and most of VFC's subsidiaries, as well as Elliott, Hudson and ESP, were converted to limited liability company ("LLC") status. These conversions were accomplished by merging each of the existing subsidiaries into a newly organized Delaware LLC. Upon election of LLC status by the subsidiaries, the stockholders of KCI and Keyhold became personally responsible for most of the taxes due on the income of the Company.

For the nine and three months ended September 30, 1999, the Company's provision for income taxes relates primarily to VFC's consolidated taxable income (as a C corporation) and the taxable income of the subsidiaries not converted to LLC status.

Net Income: Net income was approximately $4.1 million for the nine months ended September 30, 1999, an increase of approximately $4.5 million from a net loss of approximately $339,000 for the nine months ended September 30, 1998. This increase is the result of an increase in income from operations of approximately $7.9 million which was partially offset by increases in interest expense of approximately $5.5 million and the provision for income taxes of $2.8 million, all due to the factors discussed above. Additionally, the results of operations for the nine months ended September 30, 1998 were impacted by an extraordinary charge of approximately $4.6 million resulting from the early repayment of debt in connection with the Company's senior notes, which were issued in May 1998.

Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998

Net Sales: Net sales were approximately $41.7 million for the three months ended September 30, 1999, an increase of approximately $27.3 million, or 189.2%, from approximately $14.4 million for the three months ended September 30, 1998. Net sales of the mechanical engineered components business were $20.5 million for the three months ended September 30, 1999, an increase of approximately $6.1 million from approximately $14.4 million for the three months ended September 30, 1998. Net sales of the electrical components segment, which was acquired in the first quarter of fiscal 1999, were approximately $21.2 million for the three months ended September 30, 1999. The increases in the total and segment net sales are primarily attributable to the acquisitions of VFC and G&H.

Gross Profit: Gross profit was approximately $16.9 million for the three months ended September 30, 1999, an increase of approximately $11.7 million, or 222.5%, from approximately $5.2 million for the three months ended September 30, 1998. Gross profit for the mechanical engineered components business was approximately $8.4 million for the three months ended September 30, 1999, an increase of approximately $3.2 million or 60.9%, from approximately $5.2 million for the three months ended September 30, 1998. Gross profit for the electrical components business was approximately $8.5 million for the three months ended September 30, 1999.

Gross profit, as a percentage of net sales, was 40.5% and 36.3% for the three months ended September 30, 1999 and 1998, respectively. Gross profit, as a percentage of net sales, for the mechanical engineered components business was 41.1% and 36.3% for the three months ended September 30, 1999 and 1998, respectively. Gross profit, as a percentage of net sales, for the electrical component business was 39.9% for the three months ended September 30, 1999. The increases in total gross profit and total gross profit percentage are primarily related to the acquisition of VFC and the correlated entry into the electrical components business, which historically experiences higher gross margins than in the mechanical components business. The margins for the electrical components business are generally higher as a result of the nature of the target markets to which these businesses sell their products. However, for the three months ended September 30, 1999, the Company experienced an increase in the gross profit margins of the mechanical components business. This increase is primarily related to the mix of product sales and the volume of such sales during the three months ended September 30, 1999. In addition, the gross profit margin of the mechanical components business for the three months ended September 30, 1999 has begun to experience increases due to the higher gross margin business associated with the acquisition of G&H.

Selling, General and Administrative Expenses: SG&A expenses of approximately $10.6 million for the three months ended September 30, 1999 increased by approximately $8.3 million, or 367.2%, from approximately $2.3 million for the three months ended September 30, 1998. Depreciation and amortization expense increased by approximately $820,000 for the three months ended September 30, 1999. Corporate expenses also increased for the three months ended September 30, 1999 by approximately $1.0 million. The increase in corporate expenses is primarily related to the establishment of the corporate office of the Company, the redundant costs of the VFC corporate office and the training and travel costs associated with closing the VFC office. The corporate office of Valley Forge closed on September 30, 1999. In addition, the Company experienced unusual increases in professional fees, primarily as a result of the subsidiaries' reorganization to LLC status and the additional tax planning and reporting requirements which resulted from the VFC acquisition. The Company's continuing acquisition activities were also a factor in professional fees increasing by approximately $197,000 for the three months ended September 30, 1999.These increases as well as the remainder of the increase in SG&A expenses are predominantly attributable to the acquisition of VFC, which added approximately $7.1 million (or 84.9% of the total increase in SG&A expenses) to SG&A for the three months ended September 30, 1999. SG&A expenses for the mechanical engineered components business were approximately $2.8 million for the three months ended September 30, 1999, an increase of approximately $675,000, or

31.7%, from approximately $2.1 million for the three months ended September 30, 1998. This increase was partially related to the integration of G&H and predominantly related to the expansion of the mechanical engineered components business as a result of the VFC acquisition. The electrical components business had SG&A expenses of approximately $6.7 million for the three months ended September 30, 1999.

SG&A, as a percentage of net sales, was 25.4% for the three months ended September 30, 1999, which increased by 9.7% from 15.7% for the three months ended September 30, 1998. SG&A, as a percentage of net sales, for the mechanical engineered components business was 13.7% and 14.7% for the three months ended September 30, 1999 and 1998, respectively. SG&A, as a percentage of net sales, for the electrical components business was 31.7% for the three months ended September 30, 1999. The overall increase in the percentage of SG&A is directly related to the electrical components business, which maintains higher levels of sales and marketing expenses due to the nature of the target markets to which these businesses sell their products.

SAR Valuation Compensation: For the three months ended September 30, 1999, the Company recorded a non-cash charge of approximately $1.6 million related to outstanding stock appreciation rights. The stock appreciation rights ("SAR's") were issued in conjunction with the VFC acquisition in lieu of cash consideration for the purchase of equity held by VFC line management who continued with the Company. The Company is required to report any change in the valuation of the SAR's as a charge against earnings.

Income from Operations: Income from operations was approximately $4.5 million for the three months ended September 30, 1999, an increase of approximately $1.7 million, or 61.9%, from approximately $2.8 million for the three months ended September 30, 1998. This increase is related primarily to the acquisition of VFC.

Interest Expense: Interest expense was approximately $3.7 million for the three months ended September 30, 1999, an increase of approximately $1.5 million, or 71.2%, from approximately $2.2 million for the three months ended September 30, 1998. This increase is due to the issuance of debt outstanding under the Company's new credit facilities.

Provision for Income Taxes: The provision for income taxes was approximately $675,000 for the nine months ended September 30, 1999, an increase by approximately $788,000, or 697.3% from September 30, 1998. Effective May 31, 1997, Elliott, Hudson and ESP each elected to be treated as a subchapter S corporation, which caused the stockholders of their then parent company, KCI, to be personally liable for the taxes due on the income of the Company. Through August 31, 1999, VFC was a C corporation and was responsible for paying taxes on its income. Effective August 31, 1999, VFC was merged into KCLLC and most of VFC's subsidiaries, as well as Elliott, Hudson and ESP, were converted to limited liability company ("LLC") status. These conversions were accomplished by merging each of the existing subsidiaries into a newly organized Delaware LLC. Upon election of LLC status by the subsidiaries, the stockholders of KCI and Keyhold became personally responsible for most of the taxes due on income of the Company.

For the three months ended September 30, 1999, the Company's provision for income taxes relates primarily to VFC's consolidated taxable income (as a C corporation) and the taxable income of the subsidiaries not converted to LLC status.

Net Income: Net income of approximately $228,000 for the three months ended September 30, 1999 decreased by approximately $478,000 from net income of approximately $706,000 for the three months ended September 30, 1998. This decrease is the result of an increase in income from operations of approximately $1.7 million, which was offset by increases in interest expense of approximately $1.5 million and the provision for income taxes of approximately $788,000, all due to the factors discussed above.

Liquidity and Capital Resources

The Company has historically generated funds from its operations, and its working capital requirements generally have not fluctuated from quarter to quarter. The Company's other main sources of liquidity generally are derived from the Company's term loan and revolving credit facility described above.

On August 12, 1999, KCLLC entered into agreements (the "SG Agreements") with Keyhold, Inc. ("Keyhold"), a wholly owned subsidiary of SGC Partners II LLC ("SG") and SG, to sell up to $20.0 million of membership equity interests in KCLLC. On September 1, 1999, SG (through Keyhold) made a capital contribution to KCLLC of $10.0 million, before expenses of approximately $436,000. Keyhold received approximately an 11% membership equity interest in KCLLC. Prior to August 12, 2000, KCLLC may require SG (through Keyhold) to purchase up to an additional $10.0 of million membership equity interests (the "Additional Investment"), constituting the balance of SG's membership equity investment commitment. KCLLC can require the Additional Investment be in one installment of $10.0 million or in two installments of $5.0 million each. The Additional Investment currently represents an additional 9.3% membership equity interest in KCLLC. Pursuant to the SG Agreements, under certain circumstances, KCLLC is also restricted from selling additional membership equity interests unless all or a portion of the Additional Investment is made. The SG Agreements also provides that upon the earlier of a change in control of the Company, as defined therein, or August 31, 2004, SG and Keyhold have the right to require KCLLC to repurchase Keyhold's outstanding investment in KCLLC at the then current market value.

The Company's primary liquidity demands will be for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's $80.0 million of senior notes require semiannual interest payments on the outstanding principal. The senior note has no requirement for principal payments until they are due in June 2008. The term loan requires quarterly principal and interest payments. Under its new revolving credit facility, the Company has the option to lock in a specified interest rate by entering into a contract, which rolls over at different time intervals ranging from 30 to 180 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. As of September 30, 1999, the Company had no outstanding commitments for capital expenditures and anticipates further capital expenditures of approximately $1.2 million for the remainder of fiscal 1999. The expenditures are primarily to maintain its facilities, expand its production capacity in order to take advantage of profitable market opportunities, and to further automate its production processes to maximize profitability. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service, and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility.

Cash flows provided by operating activities were approximately $13.3 million and approximately $8.5 million for the nine months ended September 30, 1999 and 1998, respectively. The net increase of approximately $4.7 million over the prior period resulted primarily from the increase in net income plus non-cash charges of approximately $4.5 million. The increases in the non-cash charges primarily relate to depreciation and amortization as well as the $1.6 million charge recorded in connection with the SAR's discussed above.

Cash flows used in investing activities were approximately $83.7 million and approximately $1.5 million for the nine months ended September 30, 1999 and 1998, respectively. The primary reason for the increase in investing activities was the acquisitions of VFC and G&H described above. The Company also sold Force 10 and Multiplex, which it had acquired as part of VFC, for a total of approximately $6.0 million in cash. Capital expenditures for the nine months ended September 30, 1999 and 1998 totaled approximately $2.3 million and approximately $1.5 million, respectively.

Cash flows from financing activities provided net cash of approximately $60.0 million and approximately $4.2 million for the nine months ended September 30, 1999 and 1998, respectively. The primary reasons for the net increase of approximately $55.8 million of financing activities for the nine months ended September 30, 1999 were the new term loan and credit facility, whose proceeds were used to finance the Valley Forge acquisition during the nine months ended September 30, 1999 as opposed to the nine months ended September 30, 1998 when the proceeds received from the issuance of the senior notes were primarily used to repay other outstanding debt. An aggregate of approximately $82.6 million of proceeds were received under this new term loan and credit facility. The repayment of approximately $32.4 million on long-term debt and other long-term obligations offset this, the most significant portion being the repayment of approximately $8.9 million of VFC's long-term debt, which was made in conjunction with the VFC acquisition. Simultaneous with the closing of the VFC acquisition, the Company was the recipient of approximately $3.2 million in capital from KCI in January 1999. This capital was raised by KCI through the sale of new stock. The Company also received net proceeds of approximately $9.6 million related to the capital contribution by SG as described above. The proceeds of the SG contribution plus cash from operations were used to pay down most of the outstanding borrowings under the revolving credit facility. In connection with the new debt facilities, the Company incurred approximately $2.2 million of deferred financing costs during the nine months ended September 30, 1999. During the nine months ended September 30, 1998, the Company received $80.0 million of proceeds from the issuance of the senior notes, which was used to repay approximately $66.1 of outstanding debt. During that period, the Company recorded approximately $4.5 million of deferred financing costs, which is being amortized over the life of the senior notes.

In October 1999, the Company and the minority shareholders of Atlantic Guest, Inc. ("Guest"), a subsidiary acquired as part of the VFC acquisition, verbally agreed to sell their 7% share of Guest to the Company for a combination of cash and stock.

Management believes that the Company's cash flow from operations, together with its borrowing availability under the new credit facilities, will be adequate to meet its anticipated capital requirements for the foreseeable future.

Inflation

Inflation has not been material to the Company's operations for the periods presented.

Backlog

The Company's backlog of orders as of September 30, 1999, was approximately $24.6 million. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A substantial portion of the Company's sales have a three-to-eight-week lead-time and, therefore, only a small portion of orders, in relation to the annual sales of the Company, are in backlog at any point in time. In addition, purchase orders can generally be cancelled at any time without penalty.

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

The Company's assessment of the possible consequences of Year 2000 compliance (the "Year 2000" Plan) issues on its business, results of operations, or financial condition has been completed. The Year 2000 Plan included (1) upgrading the Company's information technology software and all applicable software and embedded technology applications in its manufacturing equipment and systems to become Year 2000 compliant, (2) assessing the Year 2000 readiness of suppliers and customers, and (3) developing contingency plans, if practical, for critical systems and processes. Implementation of the Year 2000 Plan was undertaken at all the Company's operating subsidiaries with respect to various operating and information systems. The Year 2000 Plan has been fully implemented at all locations and with respect to all critical information systems.

Because the Company is dependent upon its suppliers and customers to successfully and profitably operate its business, the Year 2000 Plan an assessment process with respect to those vendors and customers deemed most critical to the operations and business of the Company. The Company has received positive responses from the vendors and customers it has contacted as to their state of readiness regarding these issues.

The cost of the Year 2000 Plan included the purchase price of computer hardware and software packages, fees for contract programmers, and the cost of internal information technology resources. The costs of achieving Year 2000 compliance was not material.

The Company expects no material adverse effect on its results of operations, liquidity, or financial condition as a result of problems encountered in its own business due to Year 2000 issues or the impact of Year 2000 problems on its vendors or customers. However, the risks to the Company associated with Year 2000 issues could be significant. While the Company has performed its own evaluation and testing of its information technology and non-information technology systems, it is dependent to some extent on the assurances and guidance provided by suppliers of technology and programming services as to Year 2000 compliance readiness.

Similarly, the Company's Year 2000 Plan calls for an ongoing analysis of the possible effects of Year 2000 problems on its suppliers of materials and non-information technology goods and services, as well as its customers and the demand for its products. The Company has limited ability to independently verify the possible effects of Year 2000 issues on its customers and suppliers. Therefore, the Company's assumptions concerning the effect of Year 2000 issues on its results of operations, liquidity, and financial condition rely on its ability to analyze the business and operations of each of its critical vendors or customers. This process, by the nature of the problem, is limited to such persons' public statements, their responses to the Company's inquiries, and the information available to the Company from third parties concerning the industries or particular vendors or customers involved.

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

As part of its Year 2000 Plan, the Company will continue to identify and evaluate risks and possible alternatives, should various contingencies arise. Should unforeseen circumstances result in substantial delay that may lead to disruption of business, the Company will develop contingency plans where possible and not cost prohibitive. To some extent the Company may not be able to develop contingency plans, such as in the case of communication services or the supply of power.

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

Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

The Company's primary exposure to market risk is related to the variability in interest rates associated with the new $60-million term loan and the $40-million revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the agreement. Principally all of the borrowings under the term loan are locked in at approximately 8.7% until January 2000, when the underlying LIBOR contract is up for renewal. The Company's borrowings under the revolving line of credit are currently at approximately 8.7%. The senior notes bear a fixed rate of interest and therefore are not subject to market risk. The Company does not trade in derivative financial instruments.

                           Part II - Other Information

Item 6 -- Exhibits and Reports on Form 8-K

      (a) Exhibits

       3.5 Amended and Restated Limited Liability Company Operating Agreement of KCLLC, dated as of September 1, 1999.

       4.4 Supplemental Indenture, dated as of August 31, 1999, among KCLLC, Finance Corp, Gits Manufacturing Co., LLC, Marine Industries, LLC, Turner Electric, LLC, Hudson Lock, LLC, Elliott Manufacturing, LLC, ESP Lock, LLC and United States Trust Company.

       4.5 Amendment to Indenture dated August 31, 1999, among KCI and certain of its subsidiaries and United States Trust Company.

      10.25 Share Purchase Agreement among KCI, KCLLC, SGC Partners II LLC and Keyhold, Inc., dated August 12, 1999.


      10.26 Registration Rights Agreement of KCLLC, dated as of September 1, 1999, among KCI, KCLLC, SGC Partners II LLC and Keyhold, Inc.

      10.27 Shareholders Agreement dated as of September 1, 1999, among KCLLC, KCI, SGC Partners II LLC, Keyhold, Inc. and certain other shareholders of KCI.

      10.28 Amendment No. 2 to Amended and Restated Credit and Guaranty Agreement, dated August 31, 1999 among KCLLC and Certain of its Subsidiaries, Certain Lenders and Societe Generale.

      10.29 Joinder Agreement, dated as of August 31, 1999, by Certain Subsidiaries of KCLLC to Societe Generale.

      99.1  Exhibit 27 - Financial Data Schedule

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KEY COMPONENTS, LLC


                                        By: /s/ CLAY B. LIFFLANDER
Date: November 12, 1999                    -------------------------------------
                                           Clay B. Lifflander
                                           President


Date: November 12, 1999                 By: /s/ ROBERT B. KAY
                                            ------------------------------------
                                            Robert B. Kay
                                            Chief Financial Officer

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KEY COMPONENTS FINANCE CORP.

                                        By: /s/ CLAY B. LIFFLANDER
Date: November 12, 1999                    -------------------------------------
                                           Clay B. Lifflander
                                           President


Date: November 12, 1999                 By: /s/ ROBERT B. KAY
                                            ------------------------------------
                                            Robert B. Kay
                                            Chief Financial Officer