Form 10-K
period 1999-12-31
KEY COMPONENTS LLC; KEY COMPONENTS FINANCE CORP
filed 2000-03-30
CIK 1065418, 1065419

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1999

                                       OR

/ / TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________

                        Commission File Number: 333-58675

                               KEY COMPONENTS, LLC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                  04-3425424
-------------------------------          ------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

200 White Plains Road, Tarrytown, New York             10591
------------------------------------------      ----------------------
 (Address of Principal Executive Offices)           (Zip Code)

                                 (914) 332-8088
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          10 1/2% Senior Notes due 2008

                       Commission File Number: 333-58675

                          KEY COMPONENTS FINANCE CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                       14-180594
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

200 White Plains Road, Tarrytown, New York                  10591
------------------------------------------                ----------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (914) 332-8088
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act: 10 1/2%
                             Senior Notes due 20081

      Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. / /

      At March 29, 1999, the membership interests in Key Components, LLC were owned by Key Components, Inc.and Keyhold, Inc., both of which are privately held New York corporations. All of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

Documents Incorporated by Reference: None

                                     PART I

Key Components LLC ("KCLLC"), a Delaware limited liability corporation is a parent holding company for its wholly owned subsidiaries, including Key Components Finance Corp. ("Finance Corp."). KCLLC, together with such subsidiaries, including Finance Corp., are collectively referred to herein as the "Company." Key Components, Inc. ("KCI"), a Delaware corporation, holds the majority member interest in KCLLC. KCI has no material assets other than its interest in KCLLC and has no operations. Accordingly, any transactions of KCI or obligations related to KCI are reflected in the consolidated financials statements of the Company and are reflected in the disclosures in this Form 10-K.

Item 1. Business

KCLLC, a Delaware limited liability corporation organized on May 15, 1998, maintains its principal office at 200 White Plains Road, Tarrytown, New York 10591 and its telephone number is (914) 332-8088.

The Company is a leading manufacturer of custom engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where KCI believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. The Company conducts its operations through its two business segments, mechanical engineered components ("MEC") and electrical components ("EC"). The Company's mechanical engineered components products consist primarily of medium security lock products and accessories, flexible shaft and remote valve control components and turbo-charger actuators and are manufactured by its subsidiaries Hudson Lock, LLC ("Hudson"), ESP Lock Products, LLC ("ESP"), B.W. Elliott Manufacturing Co., LLC ("BWE") and Gits Manufacturing, LLC ("Gits"). The Company's electrical components products include specialty electrical components including, but not limited to, weather- and corrosion-resistant wiring devices and battery chargers and high-voltage utility switches and are manufactured by its subsidiaries Marine Industries, LLC ("Marinco"), Atlantic Guest, Inc. ("Guest") and Turner Electric, LLC ("Turner"). No customer accounted for more than 10% of sales of the Company or of either of the Company's two business segments.

KCLLC has two additional wholly owned subsidiairies, Heart Interface Corporation ("Heart") and Crusing Equipment Company ("Cruising"), and an approximately 47% interest in a Dutch enterprise, Mastervolt B.V. ("Mastervolt"), all of which are in the business of the manufacture and sale of power inverters and related instrumentation. As of December 31, 1999, the Company had determined to sell its interests in all three of these entities and have classified the net assets of and operations related to these entities as discontinued (see Note 2 to the consolidated financial statements included elsewhere in this Form 10-K).

Acquisition History

In 1992, the Company's management began an acquisition program to acquire small to medium size manufacturers of essential niche components for use in various OEM customer products. The 1992 acquisition of BWE from certain individual shareholders, including the current

President of BWE, George M. Scherer, marked the first of such acquisitions. In 1993, the Company acquired the flexible shaft division of Stow Manufacturing Company, Inc., as a consolidation opportunity for BWE. On May 15, 1997, the Company acquired all of the issued and outstanding capital stock of Hudson from Jordan Industries, Inc. for a cash purchase price of $39.1 million and assumed liabilities of $1.2 million. The acquisition of Hudson marked the Company's entrance into the medium-security lock business. Such acquisition was financed through the proceeds of certain indebtedness, which was refinanced during fiscal 1998. On December 10, 1997, the Company acquired all of the issued and outstanding capital stock of ESP from certain individual shareholders, including the current President of ESP, August M. Boucher, as a consolidation opportunity for Hudson. The ESP acquisition price consisted of $16.3 million of cash and $10.4 million of assumed liabilities, and such acquisition was financed through additional borrowings under the Company's then existing loan agreement. Effective January 19, 1999, KCLLC, acquired all of the issued and outstanding securities of Valley Forge Corporation ("VFC") for approximately $84.0 million (see Note 2 to the consolidated financial statements contained elsewhere in this Form 10-K). The acquisition of VFC enabled the company to complement its MEC business and enter into the manufacture and sale of electrical components.

The Company has historically acquired complementary or related manufacturing businesses and sought to integrate them into existing operations. Following an acquisition, management seeks to rationalize operations, reduce overhead costs, develop additional cross-selling opportunities and establish new customer relationships. As a result of its integration efforts and internal growth, the Company's consolidated net sales have increased from approximately $9.1 million in fiscal year 1992 to approximately $144.1 million for fiscal 1999.

The Company continues to seek to make selective acquisitions of light industrial manufacturing companies, but there are no written agreements regarding any such acquisitions existing as of the date hereof.

Mechanical Engineered Components

The MEC business features three major product lines: (i) flexible shafts for the transmission of rotary power, (ii) turbocharger wastegate actuators, and (iii) medium-security locks and security components.

Flexible Shafts

The Company is the leading domestic designer and manufacturer of flexible shaft products and assemblies. Flexible shafting is constructed utilizing unique wire winding technology. Flexible shaft assemblies are custom designed for the transmission of rotary power at low torque levels (less than ten horsepower), and can be incorporated into almost any machine, product, or device replacing conventional power transmission components such as rigid shafts, gearboxes, universal joints, and couplings. Flexible shafts are integrally designed into the OEM's final product to offer benefits, such as less weight, fewer component parts, less assembly time, and greater freedom in design, resulting in a lower cost to manufacture the OEM's final product. The flexible shaft assemblies are critical components utilized in weed trimmers, concrete vibrators, lawn tractors, aircraft engines and wings, plant processing equipment, large vessels such as Navy ships, nuclear power plants, and many other applications in a variety of industries. The potential applications for flexible shafting are limited only by the Company's ability to develop new solutions to integrate flexible shafts into new OEM designs or to displace conventional power transmission products in existing applications.

The Company's flexible shaft products serve multiple markets including lawn and garden market where the company produces products for weed trimmers, lawn tractors, and turf and ground equipment for John Deere, Wacker, and Poulan Weed Eater, among others, the aerospace industry where the products and assemblies are utilized in flap drive systems for regional jets and commuter aircraft, thrust reverser and sync-lock systems for large commercial aircraft, and other applications. Additional applications of the Company's products include concrete vibrators and other end uses for the construction industry. Customers are primarily OEM's and include Wacker, L.B. Equipment and Racine. In the maritime industry, the Company's products are used in valve control and flexible shaft systems for major shipyards in the construction and upgrading of U.S. Navy and Coast Guard ships. Shipyard customers include Bath Iron Works, United Defense, and Newport News Shipyard, among others.

Actuators

The Company is a primary outsource supplier of actuation devices and related componentry to the domestic market for turbocharged diesel engines. Wastegate actuators are an essential component of a diesel engine turbocharged system which, through the use of flow valve controls, increases engine power, efficiency, and economy while reducing emissions. As the primary supplier to nearly every major OEM turbocharger manufacturer, including Honeywell, Cummins Engine, and Borg Warner, the Company's products can be found on a variety of truck, pick-up, and heavy-duty diesel-operated platforms. End-use customers for the Company's products include blue-chip truck and vehicle manufacturers such as Ford, DaimlerChrysler, Mack, Nissan, and Caterpillar. The Company holds multiple patents and is very active in the development of new products to expand the Company's product line, including related emission control products.

Medium-Security Locks and Locking Systems

The Company competes in the $200 million medium-security segment for cylindrical lock applications. Medium-security locks are used in applications that involve non-life-threatening situations or when articles of low to moderate financial value are being secured. The Company produces highly engineered, custom, and specialty medium-security locks and locking systems to meet OEM customers' specifications for use in office furniture, point of sale terminals, bank bags, post office boxes, storage lockers, and other applications. The Company's lock products are typically small and low-cost but are precision-engineered and custom-designed critical components of a larger, more expensive end product. The Company also produces locking systems, which provide a safety feature used to prevent multiple drawers from being opened simultaneously in filing cabinets and desks. The Company is a sole or primary source for locks to leading OEMs including Herman Miller, Knoll, Haworth, Hon, Block, IBM, NCR and others.

Electrical Components

The Company's EC business features two major product lines: (i) specialty electrical components ("SPEC") and (ii) electric utility components.

Specialty Electrical Components

The Company supplies the recreational and industrial markets with products for both OEM customers and the after-market retail customers. The Company's core market for SPEC products are in the recreation industry where the Company commands a strong market position. SPEC products include; (i) weather- and corrosion-resistant wiring devices, such as ship-to-shore electrical connectors for marine and vehicle-to-outlet connectors for recreational vehicle applications; (ii) onboard "potted" (i.e., completely insulated) battery chargers for outdoor applications including bass boat and other marine applications; and (iii) various accessory products such as plugs, receptacles, electrical switches, solar ventilation products, and boat accessories such as horns, windshield wiper systems, lighting products, and teak accessories. The SPEC product line enjoys a dominant market position in its core market where the Company's brands are highly regarded by both OEM and aftermarket customers. The Company's wiring devices and components are designed to withstand hostile weather and corrosive environments, while remaining easy to install in less than ideal conditions.

The Company's SPEC product line, which was acquired during 1999 as part of the acquisition of VFC, continues to experience strong growth in industrial markets since these products began to be targeted to the industrial marketplace approximately five years ago. The primary product offerings include: (i) onboard "potted" battery chargers for industrial and healthcare applications such as fork and "scissor" lifts, personal mobility carts, and electric wheelchairs; and
(ii) specialty wiring devices designed for industrial applications where protection from water, chemicals, dust, or other elements is required. Growth in this market has resulted from the development of customized products for applications such as outdoor power generators, movie and theatrical production, and semiconductor equipment manufacturing.

Within the SPEC market, the Company's core market niches are the recreational and industrial markets, where the Company sells to both OEM customers and after-market retail customers under internationally recognized brand names such as Marinco, Guest, AFI, Nicro, Park Power, and various private labels. In the recreational marine market, where the Company sells the entire range of its product offerings, The Company specifically targets the blue water/leisure boating and inland fishing/bass boat market segments. Customers include OEMs, such as Bayliner, and Sea Ray, and after-market distributors, such as West Marine, Boat America, Bass Pro and Boater's World. Customers in the industrial market include Pride Healthcare, Devilbiss, Coleman and LAM Research. The Company has distinguished itself by providing complete and readily accessible customer service and by its ability to customize products for new applications in existing markets.

Electric Utility Components

The Company dominates the design and manufacture of high-voltage switchgear for electric utilities in the power transmission segment of the electric utility industry. The smaller size of this segment, relative to the distribution and substation segments, has enabled the Company to secure its position over time through superior quality and service while creating high barriers to entry through specialization, reputation, and investments in machinery and equipment. Significant customers include TVA, Ameren, Illinova, Alabama Power, and Pacific Gas and Electric. The EC business switchgear products consist primarily of air break switches, load break interrupters, and accessory equipment. Air break switches are used for sectionalizing and routing power from one point to another. Load break interrupters allow the sectionalizing and routing of power under full load conditions. Accessory equipment enables the utility operator to program parameters and related functions that will automatically sectionalize and switch power flow in the event of a fault. Once switched, the faulted line can be repaired, re-energized, and returned to service with minimal downtime or loss of service revenue. Consistent with the Company's systems approach, electric utility components and accessories are sold together in all-in-one packages.

Sales and Marketing

The Company employs both salaried and commission-based sales personnel, as well as independent sales representatives, to facilitate the marketing and sales of its products. The Company's sales and marketing teams have adopted an integrated approach to product development, marketing and sales. They seek to work closely with the Company's engineers to address customers' specific design requirements and the hurdles associated therewith, as well as potential product profitability. In addition, the sales team is responsible for keeping the Company's engineering, manufacturing and management personnel advised of possible future trends and requirements of customers. The Company's sales and marketing personnel also focus on bringing customers a level of personal service the Company believes to be superior to its competitors.

Raw Materials and Suppliers

The primary raw materials used by the Company are copper, brass, zinc, stainless steel, steel wire and rubber, all of which are commodity items, readily available from a wide range of sources. The Company has enjoyed and continues to enjoy good relations with its suppliers and has not suffered any material interruptions in the delivery of its required materials. Additionally, the Company is not dependent on any single supplier. In the event a supply arrangement is terminated, the Company would be forced to look elsewhere for its raw materials. Management believes these can be obtained with minimal, if any, business interruption. However, the prices for such materials can fluctuate, and such fluctuations can be material. A significant increase in raw material prices could adversely affect the results of operations of the Company.

Competition

While the Company faces competition in each of its business segments, management believes that its products are able to achieve a significant share of their related market niches due to a variety of factors. The Company's strategy attempts to differentiate its products from its competitors by providing unmatched product quality, customer service, superior design capabilities and proprietary, vertically integrated manufacturing processes. The Company's strategy of providing custom engineered solutions and high level of service to its customer base has protected and strengthened its market share in the markets that it serves. Although it is possible other competitors may seek to serve these markets, the Company believes significant barriers to entry exist, including the unwillingness of OEMs to expand their vendor relationships for the same products purchased, the availability of customized processes which the Company possesses and enables the Company to service its customers needs on an efficient basis and the capital investment required to purchase the equipment needed to manufacture products of similar quality.

Environmental and Safety Regulations

The Company's operations are subject to federal, state and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the air and water and establish standards for treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with applicable environmental laws and regulations.

Employees

As of December 31, 1999, the Company employed 1,176 persons on a full-time basis. Of these employees, 801 are employed in the MEC business and 369 are employed in the EC business. The Company's corporate office had 6 employees as of December 31, 1999. Heart and Cruising employed 160 employees on a full-time basis as of December 31, 1999. Only one of the Company's subsidiaries has a collective bargaining agreement, which covered 72 employees as of December 31, 1999. In addition, neither the Company nor any of its subsidiaries has ever had a work stoppage and each of the KCLLC and its subsidiaries considers their relationship with their employees to be satisfactory.

Item 2. Properties

At December 31, 1999 the Company's principal properties consisted of:

                                                                                            Square
          Facility              Principal Manufacturing         Location                    Footage    Owned/Leased
-------------------------------------------------------------------------------------------------------------------
KCLLC                           Corporate office            Tarrytown, NY                     3,000       Leased

Mechanical Engineered
Components:
BWE                             Flexible shaft products     Binghamton, NY                  250,000       Owned
Gits                            Actuators                   Creston, Iowa                    60,400       Owned
Gits                            Actuators                   Chonburi, Thailand               17,200       Leased
Hudson                          Lock products               Hudson, MA                      218,000       Leased
ESP                             Lock products               Leominster, MA                   55,000       Leased

Electrical Engineered
Components:
                                Specialty electrical
Marinco                         components                  Napa, CA                         77,000       Leased
                                Specialty electrical
Guest                           components                  Meriden, CT                      33,000       Owned
Turner                          Utility                     Fairview Heights, IL             52,000       Owned
Turner                          Utility                     Milstadt, IL                     28,000       Leased

Item 3. Legal Proceedings

There are no pending material legal proceedings to which the Company or its properties is subject.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the year ended December 31, 1999.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

KCLLC's membership interests are not publicly traded.

Item 6. Selected Financial Data

The following selected financial data has been derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K. For the two fiscal years ended December 31, 1996, the financial data set forth represents the results and the balance sheet data of BWE (predecessor to the Company). The financial data set forth includes the results of operations of Hudson, ESP, G&H and the subsidiaries acquired as part of the acquisition of VFC (see Note 2 to the consolidated financial statements) from their respective acquisition dates. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Company's consolidated financial statements and notes thereto.

                                                                  Year ended December 31,
                                         ------------------------------------------------------------------------
                                             1999           1998             1997            1996            1995
                                             ----           ----             ----            ----            ----
                                                                     (In thousands)
Revenue                                  $144,125        $61,862          $27,318         $13,449         $13,185
Income from operations                     21,471         11,953            5,115             447           2,372
Income from continuing operations           4,843          4,619            1,250             490           1,247
Net income (a)(b)(c)                        4,815              3            1,250             490           1,247
Total assets                              180,558         93,144           79,757          11,454          10,709
Long term obligations (including
    current maturities) (d)(e)            149,807         81,278           66,856           3,428           3,608

(a) Effective May 31, 1997, BWE, Hudson and ESP each elected to be treated as a subchapter S corporation, which caused the stockholders of their then parent company, KCI, to be personally liable for the taxes due on the income of the Company. Through August 31, 1999, VFC was a C corporation and was responsible for paying taxes on its income. Effective August 31, 1999, VFC was merged into KCLLC and most of VFC's subsidiaries, as well as BWE, Hudson and ESP, were converted to limited liability company ("LLC") status. Corporations which elect subchapter S corporation or LLC status are no longer liable for the majority of taxes due on their income since the shareholders then become personally liable for most taxes on the income of the Company. Accordingly, subsequent to May 31, 1997 through December 31, 1998, the provision for income taxes includes only those taxes applicable to certain states.

      For the year ended December 31, 1999, the Company's provision for income taxes relates primarily to VFC's consolidated taxable income (as a C corporation) and the taxable income of the subsidiaries not converted to LLC status.

(b) Effective January 1, 1996, BWE changed the composition of costs included in inventory. Accordingly, BWE recorded an adjustment to inventory cost at January 1, 1997 as the cumulative effect of a change in accounting principle. Had BWE applied this new accounting principle in the year ended December

      31, 1995, the Company's income before income taxes and net income would not have been materially affected.

(c) Net income for the year ended December 31, 1998 reflects an extraordinary loss on early extinguishment of debt of approximately $4.6 million.

(d) Does not include approximately $5.9 million related to accrued stock appreciation rights as of December 31, 1999.

(e) Includes approximately $13.1 million for redeemable member's equity as of December 31, 1999.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

KCLLC is a parent holding company of wholly and majority owned subsidiaries. KCLLC was formed on April 1, 1998 to facilitate an offering of senior notes. Upon its formation, KCLLC became the parent holding company of the wholly-owned subsidiaries of KCI, and KCI then held the sole membership interest in KCLLC at that time. The consolidated financial statements included elsewhere in this Form 10-K are prepared as though KCLLC was formed on January 1, 1997. KCI's results of operations from January 1, 1997 to April 1, 1998 are included in KCLLC's financial statements. KCI holds no other assets other than its investment in KCLLC and has no operations. As a result, all transactions of or obligations related to KCI are reflected in the consolidated financial statements of KCLLC and its subsidiaries. Through its operating subsidiaries, the Company is a leading manufacturer of custom-engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where the Company believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. Through 1998, the Company operated in two business segments, both of which were involved in the manufacture of mechanical engineered components. These businesses were comprised of the manufacturing of specialty locks and related accessories and of flexible shaft products.

On January 19, 1999, the Company consummated the acquisition of all the outstanding shares of VFC, a public company with over $100.0 million in annual revenues, for a purchase price of approximately $84.0 million (including stock appreciation rights of approximately $1.4 million) and assumed liabilities of approximately $21.7 million. The Company recorded the excess purchase price over net assets acquired of approximately $52.5 million as goodwill. The Company ascribed a useful life of thirty-five years to the goodwill. At the time of the acquisition, the Company decided to sell two VFC subsidiaries, Force 10 Marine Company ("Force 10") and Multiplex Technology, Inc. ("Multiplex"). The sale of Force 10 was completed on February 26, 1999 for $1.7 million in cash, before taxes. Multiplex was sold on May 28, 1999 for of approximately $4.3 million, before taxes. The tax liability for the sales of Force 10 and Multiplex was approximately $144,000. The results of operations of Force 10 and Multiplex during the holding period (date of acquisition to date of sale) were included in goodwill.

On November 30, 1999, the Company sold the stock of Glendinning Marine Products, Inc.

("Glendinning"), a former subsidiary of VFC, for approximately $3.0 million. The Company received approximately $2.1 million in cash and the new owners assumed the outstanding mortgage of the Glendinning facility.

In November 1999, management of the Company decided to withdraw from the business of manufacturing and selling power inverters and related instrumentation by selling its interests in Heart, Cruising and Mastervolt, all of which were acquired as part of the acquisition of VFC. In accordance with Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Company recorded the net assets of Heart, Cruising and Mastervolt as net assets of discontinued operations and reported the results of operations as income from operations of discontinued operations. The Company has made no accrual of costs of disposal related to the sale of their interests since it is management's estimate that the Company will record gains from the sales.

Concurrent with the VFC acquisition, the Company reorganized its operating segments into the mechanical engineered components business and electrical components business. The acquisition of VFC resulted in the Company expanding its mechanical engineered components business from its two original business lines to include the manufacturing of turbocharger actuators and related accessories. Further, the VFC acquisition resulted in the Company entering into the business of manufacturing electrical components. The electrical components business produces an array of electrical component products for recreational and industrial applications. It also produces switches for utility companies.

Simultaneously with the acquisition of VFC, the Company amended its former acquisition and revolving loan commitment with a new $60-million term loan and a $40-million revolving credit facility with Societe Generale, an affiliate of SG Capital LLC, as administrative agent for the lenders. The term loan is payable in quarterly installments through January 19, 2005. The current maturities of long-term debt at December 31, 1999 included approximately $4.5 million related to the term loan. The revolving credit facility commitment, which had no borrowings outstanding as of December 31, 1999, is for six years. The Company has temporarily waived $5 million of the revolving credit facility commitment. The term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate plus an applicable margin which will vary from 1.50% to 2.25%.

On February 5, 1999, the Company acquired G&H Technology, Inc. ("G&H") for approximately $4.0 million in cash. The acquired assets and product lines are compatible with, and were integrated into, the Company's existing mechanical engineered components business.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statement of operations data for the Company expressed in dollar amounts (in thousands) and as a percentage of net sales. The financial data set forth includes the result of operations of Hudson, ESP, G&H and the subsidiaries acquired as part of the acquisition of VFC (see Note 2 to the consolidated financial statements) from their respective acquisition dates. The data set forth below should be read in conjunction with the Company's consolidated financial statements and notes thereto contained elsewhere in this Form 10-K.

Consolidated Statement of Operations Data:

                                                  Fiscal Year Ended December 31,
                                -------------------------------------------------------------------
                                        1999                   1998                  1997
                                -------------------------------------------------------------------
                                  Amount     % of        Amount     % of       Amount      % of
                                           Net Sales              Net Sales               Net Sales
Net Sales                       $ 144,125    100.0%    $  61,862    100.0%    $  27,318    100.0%

Cost of Goods Sold                 85,079     59.0        39,130     63.3        15,798     57.8
                                -------------------------------------------------------------------
Gross Profit                       59,046     41.0        22,732     36.7        11,520     42.2
Selling, general and
  administrative expenses (a)      33,364     23.1        10,779     17.4         6,405     23.5

Stock appreciation rights
  compensation                      4,211      3.0            --       --            --       --
                                -------------------------------------------------------------------
Income from operations             21,471     14.9        11,953     19.3         5,115     18.7

Other income                          465      0.3           404      0.7            31      0.1
Interest expense                  (14,542)   (10.1)       (7,641)   (12.4)       (3,007)   (11.0)
                                -------------------------------------------------------------------
Income before provision for
  taxes                             7,394      5.1         4,716      7.6         2,139      7.8
Provision for income taxes          2,551      1.7            97      0.1           889      3.2
                                -------------------------------------------------------------------
Income from continuing
  operations                        4,843      3.4         4,619      7.5         1,250      4.6

Extraordinary loss on early
  extinguishment of debt               --       --         4,616      7.5            --       --

Loss from discontinued
operations                            (28)      --            --       --            --       --
                                -------------------------------------------------------------------
Net Income                      $   4,815      3.3%    $       3      0.0%    $   1,250      4.6%
                                ===================================================================

(a) Selling, general and administrative expenses include salaries and other compensation of customer service, sales, marketing, finance and administrative personnel, as well as amortization of goodwill and deferred financing costs, and other fees and expenses related to the management and administration of the Company.

Year ended December 31, 1999 compared to the year ended December 31, 1998

Net Sales: Net sales were approximately $144.1 million for the year ended December 31, 1999, an increase of approximately $82.2 million, or 133.0%, from approximately $61.9 million for the year ended December 31, 1998. Net sales of the mechanical engineered components business were approximately $81.7 million for the year ended December 31, 1999, an increase of approximately $19.8 million or 32.0%, from approximately $61.9 million for the year ended December 31, 1998. Net sales of the electrical components business, which was acquired in the first quarter of fiscal 1999, were approximately $62.5 million for the year ended December 31, 1999. The increases in the total and segment net sales are primarily attributable to the acquisitions of VFC and G&H.

Gross Profit: Gross profit was approximately $59.0 million for the year ended December 31, 1999, an increase of approximately $36.3 million, or 159.7%, from approximately $22.7 million for the year ended December 31, 1998. Gross profit for the mechanical engineered components business was approximately $31.1 million for the year ended December 31, 1999, an increase of approximately $8.4 million, or 37.0% from approximately $22.7 million for the year ended December 31, 1998. Gross profit for the electrical components business was approximately $27.9 million for the year ended December 31, 1999.

Gross profit, as a percentage of net sales, was 41.0% and 36.7% for the years ended December 31, 1999 and 1998, respectively. Gross profit, as a percentage of net sales, for the mechanical engineered components business were 38.1% and 36.7% for the year ended December 31, 1999 and 1998, respectively. Gross profit, as a percentage of net sales, for the electrical component business was 44.7% for the year ended December 31, 1999. The increase in total gross profit and total gross profit percentage are primarily related to the acquisition of VFC and the correlated entry into the electrical components business, which historically experiences higher gross margins than in the mechanical components business. The margins for the electrical components business are generally higher as a result of the nature of the target markets to which these businesses sell their products.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses were approximately $33.4 million for the year ended December 31, 1999, an increase of approximately $22.6 million, or 209.5%, from approximately $10.8 million for the year ended December 31, 1998. Depreciation and amortization expense increased by approximately $2.1 million for the year ended December 31, 1999. The increase in depreciation and amortization is primarily related to the acquisition of VFC. Corporate expenses also increased for the year ended December 31, 1999 by approximately $2.2 million. The increase in corporate expenses is primarily related to the redundant costs of the VFC corporate office and the training and travel costs associated with closing that office. The corporate office of VFC closed on September 30, 1999. In addition, the Company experienced unusual increases in professional fees, primarily as a result of the subsidiaries' reorganization to LLC status and the additional tax planning and reporting requirements, which resulted from the VFC acquisition. The Company's continuing acquisition activities were also a factor in professional fees increasing approximately
$1.1 million for the year ended December 31, 1999. The remainder of the increase in SG&A expenses is predominantly attributable to the acquisition of VFC, which added approximately $20.1 million (or 88.9% of the total increase in SG&A expenses) to SG&A for the year ended December 31, 1999. SG&A expenses for the mechanical engineered components business were approximately $12.0 million for the year ended December 31, 1999, an increase of approximately $3.0 million, or 33.0%, from approximately $9.0 million for the year ended December 31, 1998. This increase was partially related to the integration of G&H but was predominantly related to the expansion of the mechanical engineered components business as a result of the VFC acquisition. The electrical components business had SG&A expenses of approximately $20.9 million for the year ended December 31, 1999.

SG&A, as a percentage of net sales, was 23.1% for the year ended December 31, 1999, an increase of 5.7% from 17.4% for the year ended December 31, 1998. SG&A, as a percentage of net sales, for the mechanical engineered components business was 14.7% and 14.5% for the years ended December 31, 1999 and 1998, respectively. SG&A, as a percentage of net sales, for the electrical components business was 33.5% for the year ended December 31, 1999. The overall increase in the percentage of SG&A is directly related to the electrical components business, which maintains higher levels of sales and marketing expenses due to the nature of the target markets to which these businesses sell their products.

SAR Valuation Compensation: For the year ended December 31, 1999, based on an independent appraisal of KCI stock (see Note 9 to the consolidated financial statements), the Company recorded a non-cash charge of approximately $4.2 million related to outstanding stock appreciation rights. The stock appreciation rights ("SARS") were issued in conjunction with the VFC acquisition in lieu of cash consideration for the purchase of equity held by VFC line management who continued with the Company. The Company is required to report any change in the valuation of the SARS as a charge against earnings.

Income from Operations: Income from operations was approximately $21.5 million for the year ended December 31, 1999, an increase of approximately $9.5 million, or 79.6%, from approximately $12.0 million for the year ended December 31, 1998. This increase is related primarily to the acquisition of VFC.

Interest Expense: Interest expense was approximately $14.5 million for the year ended December 31, 1999, an increase of approximately $6.9 million, or 90.3%, from approximately $7.6 million for the year ended December 31, 1998. This increase is due to a full year of interest expense in 1999 related to the issuance of $80.0 million of 10 1/2% senior notes in May 1998 as well as the interest expense recorded in 1999 related to the issuance of debt outstanding under the Company's new credit facilities.

Provision for Income Taxes: The provision for income taxes was approximately $2.6 million for the year ended December 31, 1999, an increase of approximately $2.5 million, from approximately $97,000 for the year ended December 31, 1998. Effective May 31, 1997, BWE, Hudson and ESP each elected to be treated as a subchapter S corporation, which caused the stockholders of their then parent company, KCI, to be personally liable for the taxes due on the income of the Company. Through August 31, 1999, VFC was a C corporation and was responsible for paying taxes on its income. Effective August 31, 1999, VFC was merged into KCLLC and most of VFC's subsidiaries, as well as BWE, Hudson and ESP, were converted to limited liability company ("LLC") status. These conversions were accomplished by merging each of the existing subsidiaries into a newly organized Delaware LLC. Upon election of LLC status by the subsidiaries, two members of KCLLC, Keyhold, Inc. ("Keyhold"), a New York C Corporation, and KCI became responsible for the taxes due on the income of the Company, apart from the subsidiaries that remained C corporations. Since KCI is currently an S corporation, the shareholders of KCI are personally responsible for income taxes on the income of KCLLC that is allocated to KCI.

For the year ended December 31, 1999, the Company's provision for income taxes relates primarily to VFC's consolidated taxable income (as a C corporation) and the taxable income of the subsidiaries not converted to LLC status.

Income from continuing operations: Income from continuing operations was approximately $4.8 million for the year ended December 31, 1999, an increase of approximately $224,000 from income from operations of approximately $4.6 million for the year ended December 31, 1998. This increase is the result of an increase in income from operations of approximately $9.5 million, which was offset by increases in interest expense of approximately $6.9 million and the provision for income taxes of $2.5 million, all due to the factors discussed above.

Loss from discontinued operations: As described above, the Company recorded the net assets of Heart, Cruising and Mastervolt as net assets of discontinued operations and reported the after tax results of operations as loss from discontinued operations. The net loss discontinued operations was approximately $28,000 for the year ended December 31, 1999. The Company has made no accrual of costs of disposal related to the sale of their interests since it is management's estimate that the Company will record gains from the sales.

Net Income: Net income was approximately $4.8 million for the year ended December 31, 1999, an increase of approximately $4.6 million from approximately $3,000 for the year ended December 31, 1998. This increase is the result of an increase in income from continued operations of approximately $224,000 and the loss from discontinued operations of approximately $28,000. Additionally, the results of operations for the year ended December 31, 1998 were negatively impacted by an extraordinary charge of approximately $4.6 million resulting from the early repayment of debt in connection with the Company's senior notes, which were issued in May 1998.

Year Ended December 31, 1998 compared to Year Ended December 31, 1997

Net Sales: Net sales were approximately $61.9 million for the year ended December 31, 1998, an increase of approximately $34.6 million, or 126.5%, from approximately $27.3 million for the year ended December 31, 1997. This increase was primarily attributable to the Company's expansion of its mechanically engineered components business into medium security locks and locking systems. Approximately $32.5 million of the 1998 net sales increase resulted from the inclusion of net sales from the Company's lock business from the dates of its acquisition. The remaining increase in net sales is primarily attributable to customer consolidation, increased penetration and new product acceptances.

Gross Profit: Gross profit was approximately $22.7 million for the year ended December 31, 1998, an increase of approximately $11.2 million, or 97.3%, from approximately $11.5 million for the year ended December 31, 1997. Approximately $10.8 million of this increase is attributable to the inclusion of the Company's lock business from their dates of acquisition.

Gross profit, as a percentage of net sales, was 36.7% and 42.2% for the year ended December 31,

1998 and 1997, respectively. This decrease was primarily attributed to the inclusion of the Company's lock business for a full year in 1998 as opposed to 1997, which only reflects the results of the lock business from the respective dates of acquisition, which were May and December for Hudson Lock, Inc. and ESP Lock Products, Inc., respectively. The Company's expansion of its mechanically engineered components business into medium security locks resulted in lower overall gross margins due to the nature of the lock business. Decreased gross profit percentages were also the result from changes in product mix.

Selling, General and Administrative Expenses: SG&A was approximately $10.8 million for the year ended December 31, 1998, an increase of approximately $4.4 million, or 68.3%, from approximately $6.4 million for the year ended December 31, 1997. Included in SG&A for fiscal 1998 is $2.1 million of amortization of goodwill and other intangibles associated with the acquisition of the lock business. The comparable amortization for the same period in 1997 was $665,000. The remaining increase is primarily attributable to the inclusion of SG&A of the Company's lock business for the full 1998 period. In addition, the Company experienced increased corporate expenses primarily from the incurrence of corporate level professional fees. Management fees increased by $140,000 in accordance with a new management agreement entered into as of May 28, 1998.

SG&A, as a percentage of net sales, was 17.4% for the year ended December 31, 1998, a decrease of 6.1% from 23.5% for the year ended December 31, 1997. This decrease is primarily attributable to the inclusion for the full fiscal year in 1998 of the Company's lock business, which has lower SG&A expenses as a percentage of net sales.

Income from Operations: Income from operations was approximately $12.0 million for the year ended December 31, 1998, an increase of $6.9 million, or 133.7% from approximately $5.1 million for the year ended December 31, 1997. This increase is primarily attributable to the inclusion for the full fiscal year in 1998 of the Company's lock business, which experienced an increase of $7.0 in income from operations from 1997.

Interest Expense: Interest expense was approximately $7.6 million for the year ended December 31, 1998, an increase of approximately $4.6 million or 154.1% from $3.0 million for the year ended December 31, 1997. This increase is primarily due to the incurrence of debt issued in connection with the acquisition of the Company's lock business and the issuance of senior notes in May 1998.

Provision for Income taxes: Effective May 31, 1997, each of the subsidiaries of KCI, as of that date, elected to be treated as a subchapter S corporation, which caused the stockholders of their then parent company, KCI, to be personally liable for the taxes due on the income of the Company. The provision for income taxes for fiscal 1998 of $97,000 is for taxes on income due in certain states.

Income from continuing operations: Income from continuing operations was approximately $4.6 million for the year ended December 31, 1998, an increase of approximately $3.3 million or 269.5% from approximately $1.3 million for the year ended December 31, 1997. This increase is partially the result of an increase in income from operations of approximately $6.9 million, which was partially offset by increase in interest expense of approximately $4.6 million due to the factors discussed above. The Company also experienced a decrease in its tax provision from the prior year as a result of the subchapter S elections.

Net Income: Net income was approximately $3,000 for the year ended December 31, 1998, a decrease of approximately $1.3 million from approximately $1.3 million for the year ended December 31, 1997. The decrease in net income of approximately $1.3 million resulted from the increase in continuing operations of approximately $3.3 million, as described above, being offset by an extraordinary charge in 1998 of $4.6 million resulting from the early repayment of debt. The extraordinary charge was in excess of the Company's increase in income of continuing operations by approximately $1.3 million.

Liquidity and Capital Resources

The Company has historically generated funds from its operations, and its working capital requirements generally have not materially fluctuated from quarter to quarter. The Company's other main sources of liquidity generally are derived from the Company's term loan and revolving credit facility described above. At December 31, 1999 the Company had $55.0 million outstanding under the term loan and no borrowings outstanding under the revolving credit facility. At December 31, 1999 the Company had $35.0 million of availability under the revolving credit facility.

On August 12, 1999, KCLLC entered into agreements (the "SG Agreements") with Keyhold, Inc. ("Keyhold"), a wholly owned subsidiary of SGC Partners II LLC ("SGCP"), an entity controlled by SG Capital Partners LLC, and SGCP, to sell up to $20.0 million of membership equity interests in KCLLC. On September 1, 1999, SGCP (through Keyhold) made a capital contribution to KCLLC of $10.0 million, before expenses of approximately $997,000. Keyhold received approximately an 11% membership equity interest in KCLLC. Prior to August 12, 2000, KCLLC may require SGCP (through Keyhold) to purchase up to an additional $10.0 million membership equity interests (the "Additional Investment"), constituting the balance of SGCP's membership equity investment commitment. KCLLC can require the Additional Investment be in one installment of $10.0 million or in two installments of $5.0 million each. The Additional Investment currently represents an additional 9.3% membership equity interest in KCLLC. Pursuant to the SGCP Agreements, under certain circumstances, KCLLC is also restricted from selling additional membership equity interests unless all or a portion of the Additional Investment is made. The SGCP Agreements also provide that upon the earlier of a change in control of the Company, as defined therein, or August 31, 2004, SGCP and Keyhold have the right to require KCLLC to repurchase Keyhold's outstanding investment in KCLLC at the then current market value.

The Company's primary liquidity demands will be for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's $80.0 million of senior notes require semiannual interest payments on the outstanding principal. The senior notes have no requirement for principal payments until they are due in June 2008. The term loan requires quarterly principal and interest payments. Under the term loan and revolving credit facility, the Company has the option to lock in a specified interest rate by entering into a contract, which rolls over at different time intervals ranging from 30 to 180 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due.

As of December 31, 1999, the Company had no outstanding commitments for capital expenditures. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service, and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility. Capital expenditures for the year ended December 31, 2000 are expected to be approximately $4.5 million.

Cash flows provided by operating activities were approximately $20.5 million, $8.7 million and $4.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. The net increases of approximately $11.8 million in 1999 and $4.7 million in 1998 over prior periods resulted primarily from the increase in net income plus non-cash charges of approximately $7.7 million in 1999 and approximately $5.6 million in 1998. The increases in the non-cash charges in 1999 primarily relate to increased depreciation and amortization as well as the $4.2 million charge recorded in connection with the SARS discussed above. These increases in non-cash charges in 1999 were partially offset by the decrease in non-cash charges related to the $4.6 million extraordinary charge taken in 1998. The increased non-cash charges in 1998 relate primarily to the $4.6 million extraordinary charge taken in connection with the early retirement of debt and increased depreciation and amortization expense. Depreciation and amortization expense increased in 1999 over 1998 primarily as a result of the VFC acquisition. The increase in depreciation and amortization expense in 1998 over 1997 was primarily the result of the expansion of the mechanical engineered components business into the medium security lock business, which occurred during May and December of 1997.

During the year ended December 31, 1999 the Company's accrued expenses primarily accounted for the remainder of the increase of cash flows from operations over 1998. The increase in accrued expenses is related to increased accrued interest related to the Company's new term loan and revolving credit facilities as well as increased accrued professional fees primarily related to tax compliance in connection with the subsidiaries' reorganization to LLC status (See Note 1 to the consolidated financial statements elsewhere in this Form 10-K). Further, the Company had increased compensation accruals as a result of the additional employees acquired as part of the VFC acquisition.

Cash flows from operations of discontinued operations generated approximately $1.4 million for the year ended December 31, 1999.

Cash flows used in investing activities were approximately $83.0 million, $2.7 million and $56.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. The 1999 increase over 1998 cash flows used in investing activities of approximately $80.1 million resulted the acquisitions of VFC and G&H described above. The Company also divested Force 10, Multiplex and Glendinning, which it had acquired as part of VFC, for a total of approximately $7.4 million. The 1998 decrease of $53.4 million over 1997 cash flows used in investing activities was primarily attributable to the acquisition of the Company's lock business of $55.4 million, which occurred during the year ended December 31, 1997. Capital expenditures for the years ended

December 31, 1999, 1998 and 1997 were approximately $2.7 million, $2.2 million and $695,000, respectively.

Cash flows from financing activities provided net cash of approximately $53.4 million, $5.7 million and $53.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. The 1999 net increase over 1998 cash flows provided by financing activities of approximately $47.7 million was primarily due to the new term loan and credit facility, whose proceeds were used to finance the Valley Forge acquisition during the year ended December 31, 1999. An aggregate of approximately $82.6 million of proceeds were received under this new term loan and credit facility. The repayment of approximately $37.1 million on long-term debt and other long-term obligations offset this, the most significant portions being the repayment of approximately $8.9 million of VFC's long-term debt, which was made in conjunction with the VFC acquisition and the subsequent repayments of all amounts outstanding under the revolving credit facility throughout the course of 1999. During the year ended December 31, 1999 the Company was the recipient of approximately $12.3 million in capital contributions. Simultaneous with the closing of the VFC acquisition, the Company was the recipient of approximately $3.3 million in capital from KCI in January 1999. This capital was raised by KCI through the sale of new stock in KCI. The Company also received net proceeds of approximately $9.0 million related to the capital contribution by SGCP as described above. The proceeds of the SGCP contribution, divestitures of subsidiaries and cash from operations enabled the Company to repay all amounts outstanding under the revolving credit facility. In addition, the Company prepaid its $1.5 million term loan installment, due in January 2000, during December 1999. In connection with the new debt facilities, the Company incurred approximately $2.2 million of deferred financing costs during the year ended December 31, 1999. The Company paid capital withdrawals during 1999 of approximately $2.3 million to cover estimated tax payments of the members.

The 1998 net decrease over 1997 cash flows provided by financing activities of approximately $47.5 million was primarily due to the Company's debt facility that was put in place during 1997, which resulted in cash flows of approximately $67.3 million. While the Company received $80.0 million of proceeds from the issuance of the senior notes during 1998, this was offset by the repayment of the pre-existing debt facilities and related costs of approximately $68.2 and the payment approximately $4.9 million of deferred financing costs, which is being amortized over the life of the senior notes.

In December 1999, the Company consummated the acquisition of the outstanding minority interest in Guest, which is one of the subsidiaries acquired as part of the VFC acquisition. The minority shareholders agreed to sell their 7% share of Guest to the Company for a combination of cash and KCI stock. KCI received additional membership interest as consideration for the stock distributed to the minority shareholders.

In February 2000, the Company signed an agreement to sell the stock of Heart and Cruising.

In February 2000, KCLLC paid approximately $922,000 related to a capital withdrawal by KCI. KCI used the funds to repurchase outstanding shares of its common stock from three shareholders.

Management believes that the Company's cash flow from operations, together with its borrowing availability under the new credit facilities, will be adequate to meet its anticipated requirements of operations and capital expenditures for the foreseeable future for the foreseeable future.

Inflation

Inflation has not been material to the Company's operations for the periods presented.

Backlog

The Company's backlog of orders as of December 31, 1999, was approximately $28.4 million. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. In addition, purchase orders can generally be cancelled at any time without penalty.

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

The Company completed its Year 2000 software program conversions and compliance programs during the third quarter of 1999. The total external costs for such programs was not material. Subsequent to December 31, 1999, the Company has not experienced any Year 2000 problems either internally or from outside sources. The Company has no reason to believe that Year 2000 failures will materially affect it in the future. However, since it may take several additional months before it is known whether the Company or third party suppliers, vendors or customers may have undergone Year 2000 problems, no assurances can be given that the Company will not experience losses or disruptions due to Year 2000 computer-related problems. The Company will continue to monitor the operations of its data processing systems and devices for any Year 2000 problems.

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

Forward Looking Information: Certain Cautionary Statements

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K that are not related to historical results, are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events, which may not prove to be accurate. These forward looking statements involve risks and uncertainties, including but not limited to the Company's dependence on regulatory approvals, its future cash flows, sales, gross margins and operating costs, the effect of conditions in the industry and the economy in general, and legal proceedings. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere in this Form 10-K, and in other reports filed by the Company with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary exposure to market risk is related to the variability in interest rates associated with the $60-million term loan and the $40-million revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the agreement. Principally all of the borrowings under the term loan are locked in at approximately 9.0% until April 2000, when the underlying LIBOR contract is up for renewal. The Company currently has no outstanding borrowings under the revolving line of credit. The senior notes bear a fixed rate of interest and therefore are not subject to market risk. The Company does not trade in derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

The Company's consolidated financial statements for the three years ended December 31, 1999, together with the report of PricewaterhouseCoopers LLP dated March 3, 2000, are included elsewhere herein. See Item 14 for a list of the consolidated financial statements and consolidated financial statement schedule.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10. Directors, Executive Officers and Key Employees of the Company

The following table sets forth information with respect to the directors, executive officers and other key employees of the Company and its subsidiaries as of December 31, 1999 All directors and officers of the Company and its subsidiaries hold office until the annual meeting of stockholders next following their election, or until their successors are elected and qualified.

Name                   Age   Position
----                   ---   --------

John S. Dyson          57    Chairman of the Board of Directors of KCI and KCLLC

Clay B. Lifflander     37    Director of KCI and KCLLC. Chief Executive Officer
                             of KCLLC.

Robert B. Kay          37    Director of KCI and KCLLC.  President of KCLLC.

Alan L. Rivera         37    Vice President, Secretary and Director of KCI and
                             KCLLC

George M. Scherer      46    Vice President and Director of the KCI and KCLLC
                             President of BWE
Christopher M.
Neenan                 45    Director of KCI and KCLLC

Keith A. McGowan       37    Chief Financial Officer and Vice President of KCLLC

J. Marty O'Donohue     49    President of Marinco

Mark Vertanan          40    President of Gits

Michael L. Colecchi    50    President of Hudson

A. Jack Hoppenjans     63   President of Turner

John S. Dyson has been Chairman of the Board of Directors of the KCI, KCLLC and Finance Corp. since their inception. Since 1996, Mr. Dyson has been Chairman of the Board of Directors of Millbrook Capital Management ("Millbrook"), a management company providing executive level services to the Company under the Management Agreement, and he currently serves as Chairman of the Mayor of the City of New York's Council of Economic Advisors. From 1994 to 1996, Mr. Dyson served as Deputy Mayor for Finance and Economic Development for the City of New York. From 1982 to 1993 Mr. Dyson was the Chairman of Dyson-Sinclair Associates, a management company and the predecessor of Millbrook. From 1976 to 1979, he served as Commissioner of the New York State Department of Commerce. Mr. Dyson was Vice Chairman of Dyson-Kissner-Moran Corporation from 1970 to 1975, at which time he was appointed to the position of Commissioner of the New York State Department of Agriculture.

Clay B. Lifflander has served as a director of KCI and KCLLC since their inception. Mr. Lifflander was elected Chief Executive Officer in November 1999. Before November 1997, Mr. Lifflander has been President of KCI since its inception. Mr. Lifflander has been President of Millbrook since 1995, and from 1994 to 1995, Mr. Lifflander was President of the New York City Economic Development Corporation. Previously, Mr. Lifflander was Managing Director in the Mergers and Acquisitions Group at Smith Barney Inc., where he worked from 1984 to 1994.

Robert B. Kay was elected President of KCLLC in November 1999. Prior to his election he served as the Chief Financial Officer of KCLLC from February 1999 to November 1999. Mr. Kay became a director of KCI and KCLLC in March 1999. From August 1998 through December 1998, Mr. Kay was the Senior Vice-President and Chief Financial Officer, as well as a director, of Tiffen Manufacturing Corp., a manufacturer and distributor of photographic and imaging products. From January 1994 through August 1998, Mr. Kay was a Senior Vice-President and Chief Financial Officer of Oxford Resources Corp. (renamed NationsBank Auto Leasing, Inc.), a publicly traded consumer finance company.

Alan L. Rivera has been the Vice President, Secretary and a Director of KCI, KCLLC and Finance Corp. since their inception. Since September 1996, Mr. Rivera has been employed by Millbrook, where he serves as Chief Financial Officer and General Counsel. From 1994 to 1996, Mr. Rivera served as Executive Vice President of Finance and Administration and General Counsel of the New York City Economic Development Corporation. From 1990 to 1994, Mr. Rivera was an associate with the New York City law firm of Townley & Updike, specializing in corporate finance matters, and from 1987 to 1990, Mr. Rivera was an associate with Mudge, Rose, Guthrie, Alexander and Ferdon, specializing in public finance matters.

George M. Scherer has been the Vice President-Manufacturing and a Director of KCI and KCLLC since their inception. Mr. Scherer has been with BWE since 1978 when he began as Engineering Manager. He has served as the President and a Director of BWE since 1982. Prior to joining BWE, Mr. Scherer was a product application engineer for Stow Manufacturing Company, Inc. in Binghamton, N.Y. from 1975 to 1978. Prior to his position at Stow Manufacturing Company, Inc., Mr. Scherer was a plant engineer at GAF Corporation in Binghamton, N.Y. from 1973 to 1975.

Christopher M. Neenan was elected to the Board of Directors of KCI and KCLLC on September 1, 1999, concurrent with Keyhold's investment in the Company. Since 1998, Mr. Neenan has been Managing Director and Chief Operating Officer of SG Capital Partners LLC, the American merchant banking affiliate of Societe Generale. Previously, he was the founding partner of the New York office of Braxton Associates, the strategic consulting division of Deloitte & Touche, and founded and served as the Managing Partner of the shareholder value strategies practice at Price Waterhouse. Mr. Neenan also serves on the Board of Directors of House of Lloyd Management, LLC.

Keith A. McGowan was elected as the Chief Financial Officer of KCLLC in November 1999. Prior to this promotion, he had served as KCLLC's Principal Accounting Officer since April 1999. From April 1998 to March 1999, Mr. McGowan was a self-employed consultant. From July 1997 to April 1998, he served as the Vice President of Finance of Digitec 2000, Inc., a distributor of prepaid phone products. From November 1985 to June 1997, Mr. McGowan was employed by BDO Seidman, LLP, an accounting and consulting firm, where he was promoted to Partner in July 1995.

Michael L. Colecchi has been with Hudson since 1970, when he began as a tool and die maker. He subsequently assumed various positions of responsibility in Hudson's manufacturing department until 1980, when he was appointed Plant Manager. In 1984, Mr. Colecchi was promoted to Vice President of Manufacturing. In 1989, Mr. Colecchi was promoted to Vice President and General Manager. Mr. Colecchi has served as President of Hudson since 1996.

J. Marty O'Donohue has been President of Marinco since 1991. Mr. O'Donohue managed his own marketing consulting firm, O'Donohue and Associates, from 1988 to 1991.

Mark Vertanan has been the President of Gits since 1995. He joined Gits in 1984 and has held various positions during his 16 year tenure, including Vice President of Engineering, Engineering Manager and Engineering Supervisor.

A. Jack Hoppenjans has been President of Turner since 1982. He joined Turner in 1960 as a mechanical designer and has held various positions with Turner during his 39 year tenure.

Item 11. Executive Compensation

                           SUMMARY COMPENSATION TABLE

The summary table sets forth information with respect to the compensation of each of the named executive officers and key employees for services provided in all capacities to the Company and its subsidiaries for the three years in the period ended December 31, 1999.

                                                                                       Long Term
                                                                                     Compensation
                                                            Annual Compensation          Awards
                                             --------------------------------------------------------
                                                                                       Securities
                                                                                       Underlying
 Name and Principal Position       Year          Salary ($)          Bonus            Options/SARS
-----------------------------------------------------------------------------------------------------
Clay B. Lifflander, Chief
  Executive Officer (1)            1999                 --               --                       --
                                   1998                 --               --                       --
                                   1997                 --               --                       --

Robert B. Kay, President           1999           $250,000               --(2)             30,000(4)

Keith A. McGowan,
  Chief Financial Officer          1999            $90,000               --(2)              5,000(4)

Alan L. Rivera,
 Vice President and
  Secretary (1)                    1999                 --               --                       --
                                   1998                 --               --                       --
                                   1997                 --               --                       --

George M. Scherer,
  President of BWE                 1999           $225,000               --(2)
                                   1998           $302,994          $43,028
                                   1997           $232,807          $38,928

(1) The salaries of Clay B. Lifflander and Alan L. Rivera were paid by Millbrook Capital Management, Inc. ("Millbrook") pursuant to the terms of a Management Agreement. See "Certain Relationships and Related Transactions--Management Agreement."
(2) The 1999 bonuses for Robert B. Kay, George Scherer and Keith McGowan have yet to be determined. The bonuses of these individuals are at the discretion of the Board of Directors of KCLLC.
(3) The Company is a party to employment agreements with certain of its key employees.
(4)   Long terms awards related to options granted to purchase KCI common stock.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table summarizes the options that were granted to named executive officers of the Company in the fiscal year ended December 31, 1999.

                                                                                Potential Realizable Value at Assumed Annual
                             Individual Grants                                          Rates for Option Term (1)(2)
-----------------------------------------------------------------------     --------------------------------------------------
                               Percent of
                                  Total
                                Options/
                  Number of       SARS
                 Securities    Granted to
                 Underlying     Employees    Exercise
                Options /SARS   in Fiscal      Price       Expiration
     Name        Granted (#)      Year        ($/sh)          Date                    5%                10%
------------------------------------------------------------------------     ---------------------------------
Robert B.
Kay                    30,000        20.6%       $35.00         1/17/09         $660,339           $1,673,429

Keith A.
McGowan                 2,500         1.7%       $35.00         4/12/09          $53,332             $124,213

                        2,500         1.7%       $75.00        11/12/09         $105,797             $241,553

(1) Market value was determined by the Board of Directors to equal the exercise price at date of grant.

(2) Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the term of the options. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date and are not intended to forecast possible future appreciation, if any, in the price of the KCI common stock. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. The actual gains, if any, on the stock option exercises will depend on the future performance of the KCI common stock, the holder's continued employment through applicable vesting periods and the date on which the options are exercised. The potential realizable value of the foregoing options is calculated by assuming that the fair market value of the KCI common stock on the date of grant of such options equaled the exercise price of such options.

             AGGREGATED OPTION/SAR EXERCISES DURING FISCAL 1999 AND
                           YEAR END OPTION/SAR VALUES

The following table provides information related to the number and value of options held by the named executive officers at December 31, 1999.

                        Number of Securities underlying Unexercised    Value of Unexercised In-the-Money Options
                                   Options at Year End (1)                           at Year End (1)
                        -------------------------------------------     ----------------------------------------
     Name                 Exercisable           Unexercisable            Exercisable           Unexercisable
     ----                 -----------           -------------            -----------           -------------
Robert B. Kay              22,857                   7,143             $1,371,420               $428,580

Keith A. McGowan            1,667                   3,333                $66,660               $133,340

      (1) Assumes a fair market value of $95 per share of common stock, as determined by independent appraisal as of December 31, 1999.
      (2)   Outstanding stock appreciation rights.

Long-Term Incentive Plan

KCI's 1998 Incentive Compensation Plan (the "1998 Plan") was adopted to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants of KCI, KCLLC and its subsidiaries and to promote the success of the Company's business. Options granted under the 1998 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. In addition, stock appreciation rights, and restricted stock awards and other stock-based awards may be granted under the 1998 Plan. KCI has reserved 200,000 shares of its no par value common stock (the "Common Stock") for issuance in respect of options and other awards granted under the 1998 Plan. As of December 31, 1999, options to purchase an aggregate of 70,123 shares were outstanding under the 1998 Plan at a weighted average exercise price of $36 per share, of which options to purchase 29,233 shares are currently exercisable.

The 1998 Plan is administered by the Board of Directors of KCI, which has the power to determine the terms of any options or awards granted thereunder, including the exercise price, the number of shares subject to the option or award, and the exercisability thereof. Options and awards granted under the 1998 Plan are generally not transferable, and each option or award is exercisable during the lifetime of the optionee only by such optionee. The exercise price of all incentive stock options granted under the 1998 Plan must be at least equal to the fair market value of the shares of Common Stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of stock of KCI, the exercise price of any stock option granted must be equal to at least 110% of the fair market value on the grant date and the maximum term of the option must not exceed five years. The term of all other options or awards under the 1998 Plan may not exceed ten years. The specific terms of each option grant or award are approved by KCI's Board of Directors and are reflected in a written stock option or award agreement.

Stock Appreciation Rights

In connection with the VFC acquisition, KCI issued stock appreciation rights ("SARS") to certain members of operating subsidiary management. The SARS, which are fully vested, entitle the holder to receive, in cash, the difference between the exercise price and market value of KCI stock as of the date of exercise. The Company is required to record as compensation expense any net accretion in the value of the SARS based on current market value of KCI stock. For the year ended December 31, 1999, the Company included in continuing operations approximately $4.2 million in compensation expense related to the SARS based on independent appraisal as of December 31, 1999. The SARS are payable upon the earlier of the employee's termination of employment with the Company, an initial public offering of KCLLC or KCI, or January 19, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Company is comprised of KCLLC, a Delaware corporation who is a parent holding company for its wholly owned subsidiaries, including Key Components Finance Corp. KCI holds the majority member interest in KCLLC. KCI has no material assets other than its interest in KCLLC and has no operations. The shares of KCLLC held by KCI are identical in number to the shares held by the stockholders of KCI. The following table sets forth information concerning the beneficial ownership of KCLLC membership interests, as of March 15, 2000 of (i) each person known to own beneficially more than 5% of KCLLC membership interest and KCI's outstanding common stock, (ii) by each director, executive officer and key employee of the Company and/or any of its subsidiaries and (iii) all such directors, executive officers, and key employees as a group. All shares are owned with sole voting and investment power, unless otherwise indicated.

    Beneficial Owner                     Address                 Common Stock Beneficially Owned
------------------------------------------------------------------------------------------------
                                                                 Shares (1)              % (2)
John S. Dyson                     Key Components, LLC
                                    200 White Plains Road           697,188 (3)          52.7%
                                    Tarrytown, NY 10591

Clay B. Lifflander                Key Components, LLC
                                    200 White Plains Road           534,803 (4)          40.4%
                                    Tarrytown, NY 10591

George M. Scherer                 Key Components, LLC
                                    200 White Plains Road           105,714               8.0%
                                    Tarrytown, NY 10591

Alan L. Rivera                    Key Components, LLC
                                    200 White Plains Road            45,412               3.4%
                                    Tarrytown, NY 10591

Robert B. Kay                     Key Components, LLC
                                    200 White Plains Road            40,000 (5)           3.0%
                                    Tarrytown, NY 10591

Keith A. McGowan                  Key Components, LLC
                                    200 White Plains Road             5,000 (6)           0.4%
                                    Tarrytown, NY 10591

Keyhold, Inc.                     Keyhold, Inc.                     137,931              10.4%
                                    c/o SG Capital Partners LLC
                                    1221 Avenue of the Americas
                                    New York, NY 10020

Charles H. Dyson Trust #1         Key Components, LLC
    F/B/O John S. Dyson             200 White Plains Road
    U/A DTD 8/2/68                  Tarrytown, NY 10591             118,536               9.0%

Charles H. Dyson Trust #1         Key Components, LLC
    F/B/O John S. Dyson             200 White Plains Road
    U/A DTD 4/6/76                  Tarrytown, NY 10591             118,536               9.0%

Margaret M. Dyson Trust #1        Key Components, LLC
    F/B/O John S. Dyson             200 White Plains Road
    U/A DTD 3/26/68                 Tarrytown, NY 10591             111,390               8.4%

All Officers and Directors (6)    Key Components, LLC
    persons)                        200 White Plains Road         1,428,117 (7)         108.0%
                                    Tarrytown, NY 10591
------------------------------------------------------------------------------------------------

      (1) Unless otherwise indicated, the Company believes that the beneficial owners of the securities have sole investment and voting power with respect to such securities, subject to community property laws where applicable.

      (2) Percentages are based on ownership percentages including dilutive effect of outstanding stock options, but do not include outstanding stock appreciation rights.

      (3) Includes an aggregate of 348,462 shares of KCI common stock owned of record by the Charles H. Dyson Trust #1 F/B/O John Dyson U/A DTD 8/2/68, Charles H. Dyson Trust #1 F/B/O John Dyson U/A DTD 4/6/76 and the Margaret M. Dyson Trust #1 F/B/O John Dyson U/A DTD 3/26/68 (the "Dyson Trusts"), of which Mr. Dyson is a beneficiary and trustee.

      (4) Consists of 1,428 shares of KCI common stock owned of record by trusts for the benefit of Mr. Lifflander's minor children, or which Mr. Lifflander is a trustee and 348,462 shares of KCI common stock owned of record by the Dyson Trusts, of which Mr. Lifflander is a trustee.

      (5) Includes options to purchase 30,000 shares of KCI common stock. See "Management - Employment Ageements and Executive Compensation."

      (6) Includes options to purchase 5,000 shares of KCI common stock. See "Executive Compensation."

      (7) Includes 348,462 shares of KCI common stock owned of record by the Dyson Trusts and 1,428 shares of KCI common stock owned of record by trusts for the benefit of Mr. Lifflander's minor children, of which Mr. Lifflander is a trustee.

Item 13. Certain Relationships and Related Transactions

ESP Lease

The Company rents its Leominster, Massachusetts manufacturing facility under an operating lease agreement entered into with a company that is co-owned by the President of ESP and a shareholder of KCI. The lease, which expires on May 31, 2003, provides for annual rent increases based on the CPI. Rental payments amounted to $203,000, $208,000 and $225,000 for the three years ended December 31, 1999, 1998 and 1997, respectively.

BWE Lease

The Company rents one of its manufacturing facilities under an operating lease agreement entered into with a company which is co-owned by George Scherer who is a member of the Board of Directors of KCI and KCLLC, a shareholder of KCI and the President of BWE. The terms of the lease, which expires December 31, 2008, provide for annual rent increases of 5%. Rental payments amounted to $144,000, $137,000 and $131,000 in 1999, 1998 and 1997, respectively.

Management Agreement

KCLLC pays management fees to Millbrook, a party related to John S. Dyson, Chairman of the Board of KCI and KCLLC and a shareholder of the KCI. These management and other administrative fees totaled $800,000, $800,000 and $760,000 for the years ended December 31 1999, 1998 and 1997, respectively. Pursuant to the terms of a Management Agreement, dated as of May 28, 1998, Millbrook provides the Company with executive level services, for an annual base management fee equal to $500,000 (the "Base Fee") payable in quarterly installments, plus an additional fee of $300,000 per year (the "Additional Fee"), payable following completion of the Company's audited financial statements for such year. No portion of the Base Fee or the Additional Fee may be paid at the time that any Event of Default (as defined therein) exists under the Company's Indenture, dated as of May 28, 1998 (the "Indenture"). In addition, the Additional Fee may only be paid to the extent that, after giving effect thereto, the Company's Consolidated Coverage Ratio (as defined in the Indenture) exceeds 2.0:1, for the fiscal years ending on or prior to December 31, 1999, and 2.25:1 for the fiscal years ending after December 31, 1999. The Additional Fee may be increased, beginning with the fiscal year ending December 31, 2000, by an amount up to 15% of the aggregate amount of the Base Fee and the then current amount of the Additional Fee; provided, however, that the percentage increase shall not exceed the percentage increase in pro forma EBITDA (as defined in the Indenture) for such fiscal year as compared to the prior fiscal year. Notwithstanding the foregoing, total management fees payable under the Management Agreement may not exceed $1.2 million in any fiscal year. Any management fees which are not permitted to be paid at the time due will be deferred (without interest) and will be paid as soon as permitted. Millbrook will also be entitled to be reimbursed for its out of pocket expenses.

During 1999, KCLLC also paid Millbrook $500,000 and $350,000, respectively, for investment advisory services related to the sale of the Keyhold membership interest and the sale of Multiplex. Pursuant to the Management Agreement, the Company paid Millbrook an investment fee equal to $900,000 upon consummation of the offering of the Company's Senior Secured Notes in May 1998 for financial advisory and other services. Millbrook received $400,000 in 1997 for advisory services related to the financing and acquisition of ESP, which is included as part of the deferred financing and acquisition costs.

Investment by Keyhold, Inc.

On August 12, 1999, KCLLC entered into the SG Agreements with Keyhold, a wholly owned subsidiary of SGCP, and SGCP to sell up to $20.0 million of membership equity interests in KCLLC. On September 1, 1999, SGCP (through Keyhold) made a capital contribution to KCLLC of $10.0 million, before expenses of approximately $997,000. Keyhold received approximately an 11% membership equity interest in KCLLC. Prior to August 12, 2000, KCLLC may require SGCP (through Keyhold) to purchase up to an additional $10.0 million membership equity interests (the "Additional Investment"), constituting the balance of SGCP's membership equity investment commitment. KCLLC can require the Additional Investment be in one installment of $10.0 million or in two installments of $5.0 million each. The Additional Investment currently represents an additional 9.3% membership equity interest in KCLLC. Pursuant to the SGCP Agreements, under certain circumstances, KCLLC is also restricted from selling additional membership equity interests unless all or a portion of the Additional Investment is made. The SGCP Agreements also provide that upon the earlier of a change in control of the Company, as defined therein, or August 31, 2004, SGCP and Keyhold have the right to require KCLLC to repurchase Keyhold's outstanding investment in KCLLC at the then current market value. As part of the Agreements SGCP was granted the right to elect one member to the Board of Directors of KCI and KCLLC, who initially is Christopher M. Neenan.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                   Form 10-K
                                                                   ---------
                                                                      Page
                                                                      ----
(a) Documents filed as part of the Form 10-K
    (1) Financial Statements:
    Report of Independent Accountants                                  39
    Consolidated Balance Sheet at December 31, 1999 and 1998           40
    Consolidated Statement of Income for the three years ended
      December 31, 1999                                                41
    Consolidated Statement of Stockholders' Equity for the three
      years ended December 31, 1999                                    42
    Consolidated Statement of Cash Flows for the three years ended
      December 31, 1999                                                43
    Notes to Consolidated Financial Statements                        44-71

    (2) Financial Statement Schedules:
    Valuation and Qualifying Accounts and Reserves (Schedule II)       72

(b) Reports on Form 8-K
    There were no Reports on form 8-K filed during the quarter
    ended December 31, 1999.                                            -

(c) Exhibits
    See list of exhibits on page                                       32

(d) Financial Statement Schedules
    See (a)(2) above                                                   72

                          EXHIBIT INDEX
--------------------------------------------------------------------------------

 Exhibit                    Description                                Reference
 -------                    -----------                                ---------
2.1       Agreement and Plan of Merger.                                    (1)

2.2       Amendment No. 1 to the Agreement and Plan of Merger,             (1)
          dated as of December 28, 1998.

3.1       Certificate of Formation of KCLLC.                               (2)

3.2       Limited Liability Company Agreement of KCLLC.                    (2)

3.3       Certificate of Incorporation of Finance Corp.                    (2)

3.4       By-Laws of Finance Corp.                                         (2)

3.5       Amended and Restated Limited Liability Company Operating         (5)
          Agreement of KCLLC, dated as of September 1, 1999.

4.1       Indenture, dated as of May 28, 1998, by and among KCLLC,         (2)
          Finance Corp, BWE, Hudson, ESP and United States Trust
          Company of New York, as trustee.

4.2       Form of 10 1/2% Senior Notes, Due 2008 (filed as part of         (2)
          Exhibit 4.1).

4.3       Exchange and Registration Rights Agreement, dated May 20,        (2)
          1998, among KCLLC, Finance Corp, BWE, Hudson, ESP and
          Societe Generale Securities Corporation.

4.4       Supplemental Indenture, dated as of August 31, 1999,             (5)
          among KCLLC, Finance Corp, Gits Manufacturing Co., LLC
          Marine Industries, LLC, Turner Electric, LLC, Hudson
          Lock, LLC, BWE Manufacturing, LLC, ESP Lock, LLC and
          United States Trust Company.

4.5       Amendment to Indenture dated August 31, 1999, among KCI          (5)
          and certain of its subsidiaries and United States Trust
          Company.

10.1      Purchase Agreement among KCLLC, Finance Corp, BWE,               (2)
          Hudson, ESP and Societe Generale Securities Corporation, dated May 20, 1998.

10.2      Form of 10 1/2% Senior Notes, issued by KC LLC and               (2)
          Finance Corp. to certain purchasers, and dated as of May
          28, 1998 (filed as part of Exhibit 4.1).

10.3      Employment Agreement between BWE and George M. Scherer,          (2)
          dated as of January 16, 1996, as amended March 16, 1996.

10.4      Employment Agreement between KCI and Michael L. Colecchi,        (2)
          dated as of May 15, 1997, as amended April 27, 1998.

10.5      Employment Agreement between ESP and August M. Boucher,          (2)
          dated as of December 10, 1997.

10.7      1998 Long-Term Incentive Plan of KCI.                            (2)

10.8      Management Agreement, dated May 28, 1998, with Millbrook         (2)
          Capital Management Inc.

10.9      Lease, dated January 1, 1989, between BWE and Empire             (2)
          Realty Company.

10.10     Lease, dated December 1, 1992, between RAD Lock, Inc. and        (2)
          S&S Properties, Inc.

10.12     Lease Agreement, dated June 7, 1990, between BWE and             (2)
          Route 12A.

          Associates, as amended.

10.12     Lease of Real Property, dated June 1, 1993, between ESP          (2)
          and Massachusetts Colony Corporation.

10.13     Commercial Lease and Deposit Receipt, dated August 27,           (2)
          1998, between Hudson and Jim Jelsema.

10.14     Credit and Guaranty Agreement, dated as of July 27, 1998,        (2)
          among the Issuers, BWE, Hudson, ESP, Societe Generale, as agent and certain financial institutions named therein.

10.15     Guarantor Security Agreement, dated as of July 27, 1998,         (2)
          among BWE, Hudson, Finance Corp., ESP and Societe
          Generale.

10.16     Borrower Security Agreement, dated as of July 27,                (2)
          1998, between KCLLC and Societe Generale.

10.17     Pledge Agreement, dated as of July 27, 1998, between KCLLC       (2)
          and Societe Generale.

10.18     Form of Amended and Restated Credit and Guaranty                 (3)
          Agreement, dated as of January 19, 1999, by and among Key Components, LLC, as Borrower, certain of its subsidiaries, as Guarantors, certain financial institutions, as Lenders and Societe Generale, as Agent for Lenders.

10.19     Form of Valley Forge Pledge Agreement, dated as of               (3)
          January 19, 1999, by Valley Forge Corporation and in favor of Societe Generale.

10.20     Form of Amended and Restated Pledge Agreement, dated as          (3)
          of January 19, 1999, made by KCLLC in favor of Societe
          Generale.

10.21     Form of Amended and Restated Borrower Security Agreement,        (3)
          dated as of January 19, 1999, made by KCLLC in favor of Societe Generale.

10.22     Form of Amended and Restated Guarantor Security                  (3)
          Agreement, dated as of January 19, 1999, made by B.W. Elliott Manufacturing Co., Inc., Hudson Lock, Inc., ESP Lock
          Products Inc., KCI Acquisition Corp., Valley Forge
          Corporation, Cruising Equipment Company, Force 10 Marine
          Ltd., Gits Manufacturing Company, Inc., Glendinning
          Marine Products, Inc., Atlantic Guest, Inc., Heart
          Interface Corporation, Marine Industries Company,
          Multiplex Technology, Inc., Turner Electric Corporation,
          VFC Acquisition Company, Inc., and Valley Forge
          International Corporation in favor of Societe Generale.

10.23     Agreement and General Release between KCLLC and James D.         (4)
          Wilcox, dated March 9, 1999.

10.24     Form of Employment Agreement between the Company,                (4)
          Millbrook and Robert Kay, dated March 1, 1999.

10.25     Share Purchase Agreement among KCI, KCLLC, SGCP and              (5)
          Keyhold dated August 12, 1999.

10.26     Registration Rights Agreement of KCLLC, dated as of              (5)
          September 1, 1999, among KCI, KCLLC, SGCP and Keyhold.

10.27     Shareholders Agreement dated as of September 1, 1999,            (5)
          among KCLLC, KCI, SGCP, Keyhold and certain other shareholders of KCI.

10.28     Amendment No. 2 to Amended and Restated Credit and               (5)
          Guaranty.

          Agreement, dated August 31, 1999 among KCLLC and
          Certain of its Subsidiaries, Certain Lenders and Societe
          Generale.

10.29     Joinder Agreement, dated as of August 31, 1999, by               (5)
          Certain Subsidiaries of KCLLC to Societe Generale.

10.30     Stock Purchase Agreement dated February 24,2000 by and           (6)
          between Trace Holdings LLC and KCLLC and KCLLC Holdings,
          Inc. with respect to all outstanding capital stock of Heart and Cruising.

21.1      List of the Company's Subsidiaries.                              (6)

25.1      Form T-1 Statement of Eligibility of Trustee.                    (2)

27.1      Financial Data Schedule.                                         (6)

      (1) Previously filed with the Company's Schedule 14D-1, filed on December 9,1998 (Commission File No.5-13949).
      (2) Previously filed with the Company's registration statement on Form S-4 (File No. 333-59675), which was declared effective on November 9, 1998.
      (3) Previously filed with the Company's Current Report on Form 8-K (File No. 333-58675-01), filed February 3, 1999.
      (4) Previously filed with the Company's Form 10-K for the year ended December 31, 1998.
      (5) Previously filed with the Company's Form 10-Q for the three months ended September 30, 1999.
      (6)   Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KEY COMPONENTS, LLC

Dated: March 29, 2000                     By:  /s/ Clay B. Lifflander
                                               ----------------------

                                               Clay B. Lifflander
                                               Chief Executive Officer


Dated: March 29, 2000                     By:  /s/ Robert B. Kay
                                               -----------------

                                               Robert B. Kay
                                               President

                                          By:  /s/ Keith A. McGowan
                                               --------------------

                                               Keith A. McGowan
                                               Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 29, 2000                        By:  /s/ John S. Dyson
                                                  -----------------

                                                  John S. Dyson
                                                  Director

Dated: March 29, 2000                             /s/ Clay B. Lifflander
                                             By:  ----------------------

                                                  Clay B. Lifflander
                                                  Director

Dated: March 29, 2000                             /s/ Alan L. Rivera
                                             By:  ------------------

                                                  Alan L. Rivera
                                                  Director

Dated: March 29, 2000                        By:  /s/ Christopher M. Neenan
                                                  ----------------------

                                                  Christopher M. Neenan
                                                  Director

Dated: March 29, 2000                        By:  /s/ George M. Scherer
                                                  ---------------------

                                                  George M. Scherer
                                                  Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KEY COMPONENTS FINANCE CORP.

Dated: March 29, 2000                       By:  /s/ Clay B. Lifflander
                                                 ----------------------

                                                 Clay B. Lifflander
                                                 Chief Executive Officer

Dated: March 29, 2000                       By:  /s/ Robert B. Kay
                                                 -----------------

                                                 Robert B. Kay
                                                 President

Dated: March 29, 2000                       By:  /s/ Keith A. McGowan
                                                 --------------------

                                                 Keith A. McGowan
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2000                       By:     /s/ John S. Dyson
                                                    -----------------

                                                    John S. Dyson
                                                    Director

Dated: March 29, 2000                       By:     /s/ Clay B. Lifflander
                                                    ----------------------

                                                    Clay B. Lifflander
                                                    Director

Dated: March 29, 2000                       By:     /s/ Alan L. Rivera
                                                    ------------------

                                                    Alan L. Rivera
                                                    Director

Dated: March 29, 2000                       By:  /s/ Christopher M. Neenan
                                                 -------------------------
                                                 Christopher M. Neenan
                                                 Director

Dated: March 29, 2000                       By:  /s/ George M. Scherer
                                                 ---------------------
                                                 George M. Scherer
                                                 Director

Report of Independent Accountants

To the Board of Directors and Stockholders of Key Components, LLC

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 31 present fairly, in all material respects, the financial position of Key Components, LLC and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 31 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers, LLP


Syracuse, New York
March 3, 2000

                                                             Key Components, LLC
                                                                and subsidiaries

                                                     Consolidated Balance Sheets
                                                                  (in thousands)
================================================================================

December 31,                                                                  1999       1998
---------------------------------------------------------------------------------------------
Assets
Current:
   Cash                                                                   $  4,171   $ 13,119
   Accounts receivable, net of allowance for doubtful
      accounts of $511 and $175 in 1999 and 1998,
      respectively                                                          18,944      7,989
   Inventories                                                              22,372      8,487
   Prepaid expenses and other current assets                                 1,140        441
   Net assets of discontinued operations                                    14,610         --
---------------------------------------------------------------------------------------------
        Total current assets                                                61,237     30,036
Property and equipment, at cost less accumulated
  depreciation                                                              19,038     12,222
Goodwill, at cost less accumulated amortization                             92,098     44,378
Deferred financing costs, at cost less accumulated
  amortization                                                               5,965      4,616
Intangibles, at cost less accumulated amortization                           1,251      1,620
Other assets                                                                   969        272
---------------------------------------------------------------------------------------------
                                                                          $180,558   $ 93,144
=============================================================================================
Liabilities and Member's Equity
Current liabilities:
   Current portion of long-term debt and accrued lease
      costs                                                               $  4,759   $    518
   Accounts payable                                                          6,372      1,465
   Accrued compensation                                                      3,881        759
   Accrued expenses                                                          3,529      1,218
   Accrued interest                                                          1,660        750
---------------------------------------------------------------------------------------------
        Total current liabilities                                           20,201      4,710
Long-term debt                                                             131,362     80,151
Accrued stock appreciation rights liability                                  5,898         --
Accrued lease costs                                                            586        609
---------------------------------------------------------------------------------------------
        Total liabilities                                                  158,047     85,470
Commitments
Redeemable member's equity                                                  13,100         --
Member's equity                                                              9,411      7,674
---------------------------------------------------------------------------------------------
                                                                          $180,558   $ 93,144
=============================================================================================

                    See accompanying notes to consolidated financial statements.

                                                             Key Components, LLC
                                                                and subsidiaries

                                               Consolidated Statements of Income
                                                                  (in thousands)

================================================================================

Year ended December 31,                                            1999         1998         1997
-------------------------------------------------------------------------------------------------
Net sales                                                     $ 144,125    $  61,862    $  27,318
Cost of goods sold                                               85,079       39,130       15,798
-------------------------------------------------------------------------------------------------
           Gross profit                                          59,046       22,732       11,520
Selling, general and administrative expenses                     32,265        9,979        5,561
Stock appreciation rights compensation
   expense                                                        4,211           --           --
Related party management fees                                       800          800          760
Nonrecurring business consolidation
   charges                                                          299           --           84
-------------------------------------------------------------------------------------------------
           Income from operations                                21,471       11,953        5,115
Other income (expense):
   Other income                                                     465          404           31
   Interest expense                                             (14,542)      (7,641)      (3,007)
-------------------------------------------------------------------------------------------------
           Income before provision for income
              taxes                                               7,394        4,716        2,139
Provision for income taxes                                        2,551           97          889
-------------------------------------------------------------------------------------------------
           Income from continuing operations                      4,843        4,619        1,250
Discontinued operations:
   Net loss from operations of the inverter
      business (net of income taxes of $149)                        (28)          --           --
Extraordinary loss on early extinguishment
   of debt                                                           --        4,616           --
-------------------------------------------------------------------------------------------------
Net income                                                    $   4,815    $       3    $   1,250
=================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Consolidated Statements of Member's Equity
                                                                  (in thousands)
================================================================================

Year ended December 31,                                          1999       1998       1997
-------------------------------------------------------------------------------------------
Member's equity, beginning of year                            $ 7,674    $ 8,848    $ 6,974
Capital contributions                                           3,336        500        739
Capital distributions                                          (2,317)    (1,677)      (115)
Redeemable member's interest accretion to
   market value                                                (4,097)        --         --
Net income                                                      4,815          3      1,250
-------------------------------------------------------------------------------------------
Member's equity                                               $ 9,411    $ 7,674    $ 8,848
===========================================================================================

                    See accompanying notes to consolidated financial statements.

                                                             Key Components, LLC
                                                                and subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                  (in thousands)
================================================================================

Year ended December 31,                                           1999        1998        1997
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                 $  4,815    $      3    $  1,250
   Adjustments to reconcile net income to net cash provided
      by operating activities:
        Extraordinary loss on early extinguishment of debt          --       4,616          --
        Provision for doubtful accounts                            164          44         (26)
        Depreciation and amortization                            7,643       4,176       1,879
        Deferred income taxes                                     (128)         --         233
        (Gain) loss on disposal of assets                           (8)        161          53
        Stock appreciation rights                                4,211          --          --
        Increase (decrease) in cash caused by changes in
           assets and liabilities (net of effects of
           acquisition):
              Accounts receivable                                 (630)       (270)       (186)
              Inventories                                          (91)        (55)        597
              Prepaid expenses and other assets                     77         (76)        260
              Accounts payable                                     314        (237)       (474)
              Accrued expenses                                   2,737         360         442
----------------------------------------------------------------------------------------------
                Net cash provided by continuing
                   operations                                   19,104       8,722       4,028
                Net cash provided by discontinued
                   operations                                    1,378          --          --
----------------------------------------------------------------------------------------------
                Net cash provided by operating activities       20,482       8,722       4,028
----------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Non-compete agreement                                            --        (231)         --
   Business acquisitions                                       (87,319)       (312)    (55,442)
   Proceeds from business dispositions                           7,406          --          --
   Capital expenditures                                         (2,680)     (2,242)       (695)
   Proceeds from sale of equipment                                  --          44           5
----------------------------------------------------------------------------------------------
                Net cash used in continuing operations         (82,593)     (2,741)    (56,132)
                Net cash used in discontinued operations          (258)         --          --
----------------------------------------------------------------------------------------------
                Net cash used in investing activities          (82,851)     (2,741)    (56,132)
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Payments of notes payable and other obligations             (37,050)    (66,240)    (12,468)
   Costs associated with early repayment of debt                    --      (1,979)         --
   Proceeds from issuance of debt                               82,638      80,000      67,332
   Deferred financing costs                                     (2,189)     (4,906)     (2,275)
   Capital withdrawals                                          (2,317)     (1,677)       (115)
   Capital contributions                                        12,339         500         739
----------------------------------------------------------------------------------------------
                Net cash provided by financing activities       53,421       5,698      53,213
----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            (8,948)     11,679       1,109
Cash and cash equivalents, beginning of year                    13,119       1,440         331
----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                        $  4,171    $ 13,119    $  1,440
==============================================================================================
Supplemental disclosures of cash flow information:
   Cash paid during the year:
      Interest                                                $ 13,633    $  6,890    $  2,632
      Income taxes                                               3,085          76         451
==============================================================================================

                    See accompanying notes to consolidated financial statements.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

1.  Organization and    Basis of Presentation and Nature of Operations
    Significant
    Accounting          The consolidated financial statements as of and for the
    Policies            three years ended December 31, 1999 include the
                        financial statements of Key Components, LLC ("KCLLC"), and its wholly-owned subsidiaries (collectively the "Company"). All significant intercompany transactions have been eliminated.

                        KCLLC was formed on April 1, 1998 to facilitate an offering of senior notes. Upon its formation, KCLLC became the parent holding company of the wholly-owned subsidiaries of Key Components, Inc. ("KCI"), a Delaware corporation and KCI then held the sole membership interest in KCLLC. KCLLC's assets are limited to the Company's corporate office and its investments in its subsidiaries. KCLLC's financial statements include the related expenses of operating the corporate office. The consolidated financial statements are prepared as though KCLLC was formed on January 1, 1997. KCI's results of operations from January 1, 1997 to April 1, 1998 are included in KCLLC's financial statements. KCI holds no other assets other than its investment in KCLLC and has no operations. As a result, all transactions of or obligations related to KCI are reflected in the consolidated financial statements of KCLLC.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                        The Company is in the business of the manufacture and sale of custom engineered essential componentry in a diverse array of end use markets. Through its two business segments, mechanical engineered components and electrical components, the Company targets its products to original equipment manufacturers. The Company's mechanical engineered components, whose product offerings consist primarily of medium security lock products and accessories, flexible shaft and remote valve control components and turbo-charger actuators, are manufactured by Hudson Lock, LLC ("Hudson"), ESP Lock Products, LLC ("ESP"), B.W. Elliott Manufacturing, LLC ("BWE") and Gits Manufacturing, LLC ("Gits"). The Company's electrical components, whose product offerings include specialty electrical components including, but not limited to, weather- and corrosion-resistant wiring devices and battery chargers and high-voltage utility switches, are manufactured by Marine Industries, LLC ("Marinco"), Atlantic Guest, Inc. ("Guest") and Turner Electric, LLC ("Turner").

                        The Company also wholly owns two companies and has an interest of approximately 47% of a Dutch enterprise all in the business of the manufacture and sale of power inverters and related instrumentation. As of December 31, 1999, the Company had determined to sell its interests in all three entities and has classified the net assets of and operations related to these entities as discontinued (Note 2).

                        Use of Estimates

                        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Cash and Cash Equivalents

                        For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                        Inventories

                        Inventories are stated at the lower of cost or market, on a first-in, first-out basis.

                        Property, Plant and Equipment

                        Property, plant and equipment are stated at cost and depreciated using the straight-line method over useful lives of the assets as follows:

                        --------------------------------------------------------
                        Buildings and building improvements        20 - 40 years
                        Equipment, furniture and fixtures           3 - 10 years
                        Leasehold improvements                     Term of lease
                        ========================================================

                        Income Taxes

                        Effective May 31, 1997, each of the subsidiaries of KCI, as of that date, elected to be treated as a subchapter S corporation, which caused the stockholders of their then parent company, KCI, to be personally liable for the taxes due on the income of the Company. Through August 31, 1999, Valley Forge Corporation ("VFC") (Note 2) and its subsidiaries were C corporations and were responsible for paying taxes on their income. Effective August 31, 1999, VFC was merged into KCLLC and most of VFC's subsidiaries, as well as BWE, Hudson and ESP, were converted to limited liability company ("LLC") status. These conversions were accomplished by merging each of the existing subsidiaries into a newly organized Delaware LLC. Upon election of LLC status by the subsidiaries, two members of KCLLC, Keyhold, Inc. ("Keyhold") (Note 9), a New York C Corporation, and KCI became responsible for the taxes due on the income of the Company, apart from the subsidiaries that remained C corporations. Since KCI is currently a S corporation, the shareholders of KCI are personally responsible for the income taxes on the income of KCLLC that is allocated to KCI.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                        Accordingly, no provision for income taxes has been recognized in the financial statements from May 31, 1997 through the date of acquisition of VFC, except for certain franchise and income taxes which certain states impose on S corporations. Prior to May 31, 1997, the Company provided for income taxes for one of its subsidiaries that reported as a C corporation at that time. For the year ended December 31, 1999, the Company's provision for income taxes relates primarily to VFC's consolidated taxable income (as a C corporation) and the taxable income of the subsidiaries not converted to LLC status. For those entities that were not converted to LLC status, deferred income taxes have been recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end.

                        Intangibles

                        Intangibles at December 31, 1999 primarily consist of costs associated with a licensing agreement and covenants not to compete arising from business acquisitions. These assets are being amortized on a straight-line basis over the lives of the related agreements which range from five to seven years. Amortization of intangibles charged to continuing operations amounted to approximately $681,000, $809,000 and $541,000 for 1999, 1998 and 1997, respectively.
                        Accumulated amortization at December 31, 1999 and 1998 was approximately $2,490,000 and $1,797,000, respectively.

                        Goodwill

                        Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net tangible assets. Goodwill is being amortized on the straight-line method over thirty-five to forty years. Amortization charged to continuing operations amounted to approximately $2,464,000, $1,140,000 and $505,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Accumulated amortization at December 31, 1999 and 1998 was approximately $4,102,000 and $1,645,000, respectively. At each balance sheet date, the Company evaluates

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                        the realizability of goodwill based on expectations of non-discounted cash flows and operating income for each operation having a material goodwill balance. Based on its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1999.

                        Deferred Financing Costs

                        Debt issuance costs have been deferred and are being amortized on a straight-line basis over the lives of the financings.

                        Revenue Recognition

                        The Company recognizes revenue upon shipment of products to customers.

                        Concentration of Credit Risk

                        Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base includes customers in a multitude of industries. Some of its larger customers are focused in the marine, turbocharger, aerospace, lawn and garden and office furniture industries. Due to the distribution of its customer base amongst a large array of end user markets, management does not believe that a significant concentration of credit risk exists at December 31, 1999.

                        Fair Value of Financial Instruments

                        For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, management believes that the carrying amounts approximate fair value due to their short maturities. The estimated fair value of the Company's long-term debt is based on the current rates offered to the Company for debt of similar maturities and approximates carrying value at December 31, 1999.

                        Reclassifications

                        Certain reclassifications were made to conform the prior periods to the current year presentation.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

2.  Acquisitions and    During the three years ended December 31, 1999, the
    Dispositions        Company acquired the entities described below, which
                        were accounted for by the purchase method of accounting, and the results of operations have been included in the consolidated financial statements since the date of acquisition.

                        (a)   Valley Forge Corporation

                              On January 19, 1999, the Company acquired all of the outstanding shares of VFC for a purchase price of approximately $84,000,000 (including the issuance of stock appreciation rights of approximately $1,400,000) and assumed liabilities of approximately $21,700,000. In conjunction with the acquisition, the Company repaid approximately $8,900,000 of VFC's outstanding long-term debt out of the approximately $21,700,000 of liabilities assumed as part of the acquisition. VFC manufactures electrical and mechanical engineered components sold to original equipment manufacturers ("OEM"), dealers, and distributors. The Company recorded the excess purchase price over net assets acquired of approximately $52,500,000 as goodwill. The Company ascribed a thirty-five year useful life to goodwill.

                              At the time of the acquisition, the Company decided to sell two VFC subsidiaries, Force 10 Marine Company ("Force 10") and Multiplex Technology, Inc. ("Multiplex"). In accordance with Emerging Issues Task Force ("EITF") Bulletin 87-11, the Company recorded the anticipated net proceeds from the sale of these subsidiaries adjusted for the anticipated net cash outflows during the holding period (date of acquisition to date of sale) as assets held for sale. In addition, the net earnings from these subsidiaries during the holding period were excluded from the operations of the Company, in accordance with EITF 87-11. Such results and sale proceeds have been included in goodwill. The sale of

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                              Force 10 was completed on February 26, 1999 for proceeds before taxes of $1,700,000 in cash. Multiplex was sold on May 28, 1999 for proceeds before taxes of approximately $4,300,000. The tax liability for the sales of Force 10 and Multiplex was approximately $144,000.

                              On November 30, 1999, the Company sold the stock of Glendinning Marine Products, Inc. ("Glendinning"), a former subsidiary of VFC, for approximately $3,000,000. The Company received approximately $2,100,000 in cash and the new owners assumed the outstanding mortgage of the Glendinning facility.

                              In November 1999, management of the Company decided to withdraw from the business of the manufacture and sale of power inverters and related instrumentation by selling its interests in Heart Interface Corporation ("Heart"), Cruising Equipment Company ("Cruising") and Mastervolt International B.V. ("Mastervolt"), all of which were acquired as part of the VFC acquisition. In accordance with Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Company recorded the net assets of Heart, Cruising, and Mastervolt as net assets of discontinued operations and reported the results of operations as loss from discontinued operations. The Company has made no accrual of costs of disposal related to the sale of their interests since it is management's estimate that the Company will record gains from the sales.

                              In February 2000, the Company signed an agreement to sell the stock of Heart and Cruising.

                              No definitive agreement has been signed in connection with the Company's sale of its interest in Mastervolt.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                              The following table summarizes the net assets of the power inverter business as of December 31, 1999.

                              --------------------------------------------------------------
                                                                              (in thousands)
                              Accounts receivable                                   $ 4,005
                              Inventory                                               4,014
                              Other current assets and prepaid expenses                 165
                              Plant and equipment, net                                  985
                              Goodwill, net                                           4,768
                              Other intangibles, net                                    148
                              Other assets                                                4
                              Deferred tax assets                                       666
                              Bank overdraft                                           (218)
                              Accounts payable                                       (1,358)
                              Accrued wages and related                                (476)
                              Accrued expenses                                         (994)
                              --------------------------------------------------------------
                              Net assets of Heart and Cruising                       11,709
                              Investment in and notes receivable
                                from Mastervolt                                       2,901
                              --------------------------------------------------------------
                              Total                                                 $14,610
                              ==============================================================

                              The summary of the operations of the power inverter business for the year ended December 31, 1999 is as follows:

                              --------------------------------------------------
                                                                  (in thousands)
                              Net sales                                 $23,956
                              ==================================================
                              Net income from operations of the
                                 inverter business                      $   114
                              Equity in loss of Mastervolt                 (142)
                              --------------------------------------------------
                              Net loss of discontinued operations
                                 (net of income taxes of $149)          $   (28)
                              ==================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                              On an unaudited pro forma basis, assuming the VFC acquisition, the sale of Glendinning and the decision to sell the power inverter business had occurred as of January 1, 1998, the consolidated results of operations of the Company would have been as follows:

                              Year ended December 31,          1999        1998
                              --------------------------------------------------
                              (Unaudited)                 (in thousands)
                              Pro forma net sales          $144,832    $135,633
                              Pro forma income from
                                 continuing operations     $  5,646    $  3,333
                              Pro forma net income
                                 (loss)                    $  5,657    $   (215)
                              ==================================================

                              The unaudited pro forma financial information presented above is not necessarily indicative of the results that would have actually occurred had the companies been combined for the periods presented.

                              On December 1, 1999, KCI, KCLLC and the minority shareholders of Atlantic Guest, Inc. ("Guest"), a subsidiary acquired as part of the VFC acquisition, consummated the sale of the 7% minority interest of Guest to the Company for a combination of cash and KCI stock. KCI received as consideration for the stock issued to the shareholders an equal interest in KCLLC.

                        (b)   G & H Technology

                              On February 5, 1999, the Company acquired G&H Technology, Inc. ("G&H") for approximately $4,000,000 in cash. The acquired product lines are compatible with the Company's mechanical engineered components business and the assets and product lines of G&H were integrated into the Company's flexible shaft manufacturing facility in Binghamton, New York. The Company recorded goodwill of approximately $3,000,000 in connection with the acquisition. The pro forma effect of this transaction was not material.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                        (c)   Hudson Lock, Inc.

                              On May 15, 1997, the Company acquired all of the outstanding shares of Hudson Lock, Inc. ("Hudson") for a cash purchase price of $39,100,000 and assumed liabilities of approximately $1,200,000. Hudson manufactures medium-security custom and specialty locks, primarily for original equipment manufacturers. The purchase price was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over assets acquired of approximately $31,000,000, which is being amortized on a straight-line basis over forty years.

                        (d)   ESP Lock Products, Inc.

                              On December 10, 1997, the Company acquired all of the outstanding shares of ESP Lock Products, Inc. ("ESP") for a cash purchase price of $16,300,000 and assumed liabilities of approximately $10,400,000. ESP primarily manufactures medium-security custom and specialty locks, and key blanks. The purchase price was allocated based on estimated fair values at the date of acquisition and included $1,200,000 for a covenant not to compete. This resulted in an excess of purchase price over assets acquired of approximately $14,700,000, which is being amortized on a straight-line basis over forty years.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

3.  Inventories               Inventories consist of the following:

                              December 31,                 1999          1998
                              --------------------------------------------------
                                                           (in thousands)
                              Raw materials             $10,774        $2,642
                              Work-in-process             6,401         3,982
                              Finished goods              5,197         1,863
                              --------------------------------------------------
                                 Total inventory        $22,372        $8,487
                              ==================================================

4.  Property, Plant     Property, plant and equipment consists of the following:
    and Equipment

                        December 31,                            1999       1998
                        --------------------------------------------------------
                                                               (in thousands)
                        Land, building and
                           improvements                      $ 5,824    $ 3,083
                        Equipment                             19,925     14,168
                        Furniture and fixtures and
                           leasehold improvements                496        192
                        Construction-in-progress                 135        292
                        --------------------------------------------------------
                                                              26,380     17,735
                        Less: Accumulated depreciation        (7,342)    (5,513)
                        --------------------------------------------------------
                                 Total property, plant
                                    and equipment            $19,038    $12,222
                        ========================================================

                        Depreciation expense amounted to approximately $3,607,000, $1,796,000 and $836,000 for the years ended
                        December 31, 1999, 1998 and 1997, respectively.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

5.  Operating           Through 1998, the Company operated in two business
    Segments            segments, both of which were involved in the manufacture
                        of mechanical engineered components. These businesses were comprised of the manufacturing of specialty locks and related accessories and the manufacture of flexible shaft products. Concurrent with the VFC acquisition, the Company reorganized its operating segments into the mechanical engineered components business and the electrical components business. The VFC acquisition resulted in the Company expanding its mechanical engineered components business from its two original business lines to include the manufacturing of turbocharger actuators and related accessories. Further, the VFC acquisition resulted in the Company entering into the business of manufacturing electrical components. The electrical components business produces an array of electrical componentry items for marine, recreational and industrial applications. It also produces switches for utility companies which are utilized in industrial markets.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                        The Company evaluates performance and allocates resources based on profit or loss from operations before interest, taxes, depreciation and amortization ("EBITDA"). In its calculation of EBITDA certain charges that management determines as non-recurring are excluded. Segment information is as follows:

                                                             Mechanical
                                                             engineered     Electrical
                        (In thousands)                       components     components       Total
                        --------------------------------------------------------------------------------
                        Year ended December 31, 1999:
                          Net sales from external
                             customers                           $81,656       $62,469        $144,125
                          Intersegment net sales                     327           314             641
                          Segment profit - EBITDA                 23,704         9,567          33,271
                          Segment assets                          91,037        86,144         177,181
                          Depreciation and amortization            4,302         2,443           6,745
                          Interest expense                         8,505         6,037          14,542

                        Year ended December 31, 1998:
                          Net sales from external
                             customers                            61,862            --          61,862
                          Intersegment net sales                       -            --              --
                          Segment profit - EBITDA                 18,078            --          18,078
                          Segment assets                          82,800            --          82,800
                          Depreciation and amortization            4,146            --           4,146
                          Interest expense                         7,641            --           7,641

                        Year ended December 31, 1997
                          Net sales from external
                             customers                            27,318            --          27,318
                          Intersegment net sales                      --            --              --
                          Segment profit - EBITDA                  7,921            --           7,921
                          Segment assets                          79,753            --          79,753
                          Depreciation and amortization            1,817            --           1,817
                          Interest expense                         3,007            --           3,007
                        ================================================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                        Reconciliation of Selected Segment Information to the Company's Consolidated Totals

                        Year ended December 31,                   1999         1998         1997
                        ------------------------------------------------------------------------
                        Profit or loss:
                          Total profit from
                            reportable segments              $  33,271    $  18,078    $   7,921
                          Reconciling items:
                            Corporate expenses                  (2,593)        (360)        (114)
                            Depreciation and amortization       (7,643)      (4,146)      (1,817)
                            Interest expense                   (14,542)      (7,641)      (3,007)
                            Management fee                        (800)        (800)        (760)
                            Other charges                         (299)        (415)         (84)
                        ------------------------------------------------------------------------
                        Total consolidated income from
                          continuing operations before
                          provision for income taxes         $   7,394    $   4,716    $   2,139
                        ========================================================================

                        December 31, 1999                      1999         1998
                        --------------------------------------------------------
                                                               (in thousands)
                        Assets:
                          Total assets for reportable
                            segments                      $ 177,181    $  82,800
                          Unallocated amounts:
                              Corporate assets                3,377       10,344
                        --------------------------------------------------------
                        Total consolidated assets         $ 180,558    $  93,144
                        ========================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

6.  Long-Term           Long-term debt consists of the following:
    Debt
                        December 31,                           1999       1998
                        --------------------------------------------------------
                                                              (in thousands)
                        Senior notes                       $ 80,000    $80,000
                        Term loan                            55,000         --
                        Mortgage                                832         --
                        Other                                   217        651
                        --------------------------------------------------------
                                                            136,049     80,651
                        Less: Current portion                (4,687)      (500)
                        --------------------------------------------------------
                                 Total long-term debt      $131,362    $80,151
                        ========================================================

                        (a)   Senior Notes

                              On May 28, 1998, the Company issued $80,000,000 of 10.50% Senior Notes due June 1, 2008, with interest payable semi-annually. The net proceeds from the sale were used to repay debt, repurchase outstanding warrants and for general corporate purposes. In connection with this repayment, the Company recorded an extraordinary loss of $4,616,000 in 1998. The extraordinary loss represents the payment of redemption premiums and the write-off of deferred finance costs. As of December 31, 1999 and 1998, the Company has accrued interest on these notes in the amount of $700,000 and $750,000, respectively.

                              The notes are fully and unconditionally
                              guaranteed, jointly and severally, on an unsecured basis, by the subsidiaries of the Company (the "Subsidiary Guarantors"). At December 31, 1999, KCLLC has deminimus assets other than its investments in the Subsidiary Guarantors and no operations other than those of the Company's corporate office. Accordingly, the consolidated financial statements present the combined assets and operations of the Subsidiary Guarantors.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                        (b)   Term Loan and Revolving Credit Facility

                              On January 19, 1999, the Company amended its prior credit agreement with Societe Generale, an affiliate of SG Capital Partners LLC, as administrative agent for the lenders, to provide for working capital needs and to finance the VFC and future acquisitions. The amended agreement provides for a six-year $40 million revolving credit facility and a six-year $60 million term loan acquisition facility. Borrowings under the revolver are subject to a borrowing base limitation measured by eligible inventory and accounts receivable. The credit agreement is collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property.

                              The term loan is payable in quarterly installments through January 19, 2005 and the Company may prepay the quarterly installments. The term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate plus an applicable margin which will vary from 1.50% to 2.25%. The revolving credit facility also calls for a commitment fee of 0.50% on the unused portion of the facility as well as quarterly commitment fees. The Company has temporarily waived $5,000,000 of the revolving credit facility commitment. As of December 31, 1999, the Company had no borrowings outstanding under the revolving credit facility and had $55,000,000 outstanding under the term loan. Accrued interest and commitment fees payable at December 31, 1999 and 1998 were $959,000 and
                              $50,000, respectively.

                              The term loan and revolving credit facility and senior notes contain certain covenants and restrictions which require the maintenance of financial ratios, and restrict or limit dividends and other stockholder distributions, transactions with affiliates, capital expenditures, rental obligations, incurrence of indebtedness and the issuance of preferred stock, among others. At December 31, 1999, the Company was in compliance with these covenants and restrictions.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                        (c)   Mortgage

                              The Company has a mortgage collateralized by one of the Company's manufacturing facilities. The mortgage requires monthly payments of approximately $5,000 of principal and interest at approximately 7.7% per annum with the balance of the principal of approximately $657,000 due May 1, 2008.

                        At December 31, 1999, aggregate principal payments required on all amounts due after one year are as follows:

                        Year ending December 31,                          Amount
                        --------------------------------------------------------
                                                                  (in thousands)
                        2000                                             $ 4,687
                        2001                                               9,055
                        2002                                              10,774
                        2003                                              13,270
                        2004                                              14,021
                        Thereafter                                        84,242
                        ========================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

7.  Federal and State   Income tax expense (benefit) consists of the following:
    Income Taxes

                        Year ended December 31,           1999    1998      1997
                        --------------------------------------------------------
                                                            (in thousands)
                        Current:
                           Federal                      $2,261    $ --      $782
                           State                           418      97       107
                        --------------------------------------------------------
                                                         2,679      97       889
                        --------------------------------------------------------
                        Deferred:
                           Federal                        (115)     --        --
                           State                           (13)     --        --
                        --------------------------------------------------------
                                                          (128)     --        --
                        --------------------------------------------------------
                        Total provision for income
                          taxes                         $2,551    $ 97      $889
                        ========================================================

                        A reconciliation between income taxes computed at the statutory federal rate and income tax expense is as follows:

                        Year ended December 31,         1999     1998     1997
                        -------------------------------------------------------
                        Federal income tax rate         34.0%    34.0%    34.0%
                        State income taxes, net of
                          federal                        4.0      2.0      3.3
                        Permanent differences            2.9
                        Write-off of net deferred tax
                          asset                           --       --     21.9
                        Income taxed directly to
                          shareholders                  (6.7)   (34.0)   (20.7)
                        Other, net                        .3       --      3.0
                        --------------------------------------------------------
                                                        34.5%     2.0%    41.5%
                        ========================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                        Due to the change in tax status as described in Note 1, the 1997 deferred tax provision includes a charge of $469,000 representing net deferred tax assets that were eliminated. At December 31, 1999 and 1998, the Company's net assets for financial reporting purposes were approximately $68,000,000 and $13,600,000, respectively, greater than the related tax basis of such net assets, principally related to the goodwill generated from the acquisitions of VFC and ESP which are not deductible for tax purposes.

                        The Company's net deferred assets related to the remaining C corporation as of December 31, 1999 were as follows:

                        December 31,                                   1999
                        --------------------------------------------------------
                                                                  (in thousands)
                        Deferred tax assets:
                           Allowance for doubtful accounts           $   12
                           Warranty reserve                              77
                           Inventory reserve                             74
                           Accrued stock appreciation rights            142
                           Other                                         35
                        --------------------------------------------------------
                                                                        340
                        Deferred tax liabilities:
                           Excess depreciation                         (126)
                        --------------------------------------------------------
                        Net deferred tax asset                         $214
                        ========================================================

8.  Lease               The Company rents several manufacturing and warehouse
    Commitments         facilities under operating lease agreements, two of
                        which are with related parties (Note 11). Rental payments under all lease agreements amounted to $1,077,000, $499,000 and $253,000 in 1999, 1998 and
                        1997, respectively.

                        The Company also leases certain machinery and equipment with a bargain purchase option. These leases are classified as capital leases and expire at various dates through 2002.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                        At December 31, 1999 and 1998, approximately $658,000 and $626,000, respectively, was recorded as accrued lease costs related to leased facilities no longer in use by one of the Company's subsidiaries. The accrual represents the discounted future rental payments, net of estimated sublease income. At December 31, 1999 and 1998, approximately $72,000 and $17,000, respectively, were included in current maturities of long-term debt, and accrued lease costs.

                        The following is a schedule of the future minimum lease payments (net of sublease income) required under operating leases.

                                                     Minimum rental      Estimated
                        Year ended December 31,         payments      sublease income        Net
                        --------------------------------------------------------------------------
                                                                      (in thousands)
                        2000                              $1,322           $ (42)           $1,280
                        2001                               1,151             (31)            1,120
                        2002                               1,077             (19)            1,058
                        2003                                 959             (19)              940
                        2004                                 846               -               846
                        Thereafter                         3,833               -             3,833
                        --------------------------------------------------------------------------
                        Total minimum
                          lease payments                  $9,188           $(111)           $9,077
                        ==========================================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

9.  Member's Equity     (a)   Sale of Membership Interest

                        On August 12, 1999, KCLLC entered into agreements (the "SG Agreements") with Keyhold, Inc., a New York C Corporation ("Keyhold"), a wholly-owned subsidiary of SGC Partners II LLC ("SG"), an entity controlled by SG Capital Partners LLC, and SG, to sell up to $20,000,000 of membership equity interests in KCLLC. On September 1, 1999, SG (through Keyhold) made a capital contribution to KCLLC of $10,000,000, before expenses of approximately $997,000. Keyhold received approximately an 11% membership equity interest in KCLLC. Prior to August 12, 2000, KCLLC may require SG (through Keyhold) to purchase up to an additional $10,000,000 membership equity interest (the "Additional Investment"), constituting the balance of SG's membership equity investment commitment. KCLLC can require the Additional Investment be in one installment of $10,000,000 or in two installments of $5,000,000 each. The Additional Investment would currently represent an additional 9.3% membership equity interest in KCLLC. Pursuant to the SG Agreements, under certain circumstances, KCLLC is also restricted from selling additional membership equity interests unless all or a portion of the Additional Investment is made. The SG Agreements also provide that upon the earlier of a change in control of the Company, as defined therein, or August 31, 2004, SG and Keyhold have the right to require KCLLC to repurchase Keyhold's outstanding investment in KCLLC at the then current market value. Keyhold's investment has been classified as redeemable member's equity and has been adjusted to estimated fair value, based on an independent appraisal, as of December 31, 1999. The accretion in value has been recorded as a reduction in member's equity.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                        (b)   Long-term Incentive Plan of KCI

                              In 1998, KCI adopted a Long-Term Incentive Plan (the "Plan") to attract, retain and provide additional incentive to employees. Awards under the Plan may take the form of incentive stock options of KCI or non-qualified stock options of KCI. In addition, stock appreciation rights and restricted stock awards and other stock-based awards may be granted. During the years ended December 31, 1999 and 1998, KCI issued options to purchase 55,120 and 23,000 shares, respectively, of KCI stock with exercise prices ranging from $25 to $75 per share. As of December 31, 1999, options to purchase an aggregate of 70,120 shares of KCI were outstanding under the Plan at a weighted average exercise price of $36 per share and a weighted average remaining contractual life of nine years. At December 31, 1999, options to purchase 15,000, 49,286 and 5,834 shares, respectively, were outstanding at $25, $35 and $75 per share, respectively with remaining weighted average contractual lives of 8, 9 and 10 years, respectively. At December 31, 1998, options to purchase 23,000 shares were outstanding with a weighted average exercise price of $29 per share and a weighted average remaining contractual life of nine years. Options to purchase 15,000 shares were outstanding at $25 per share with the balance at $35 per share, with remaining contractual lives of nine years, respectively. At December 31, 1999, options to purchase 37,323 shares were exercisable at a weighted average price of $35 and a weighted average remaining contractual life of nine years. The options to purchase 37,323 shares that were exercisable consisted of options to purchase 8,000, 27,380 and 1,943 shares at exercise prices of $25, $35 and $75, respectively, with remaining contractual lives of 8, 9 and 10 years, respectively. During 1999, options to purchase 8,000 shares of KCI common stock were forfeited. The Plan is administered by the Board of Directors, which has the power to determine the terms of any options or awards granted, including the exercise price and the number of shares subject to award.

                              The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, as the exercise price of options was at or above the market value estimated by management at date of grant, no compensation cost has been recognized.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                              Pro forma information regarding net income is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the minimum value method with the following assumptions for 1999 and 1998:

                                                             1999         1998
                              --------------------------------------------------
                              Weighted average risk-free
                                interest rate                5.0%         5.5%
                              Dividend yield                 None         None
                              Weighted average
                                expected life              8 years      8 years
                              ==================================================

                              Had compensation cost for the stock options been determined based on the fair values at the grant dates for fiscal 1999 and 1998 awards, the Company's net income would have been reduced to the pro forma amounts indicated below:

                              Year ended December 31,           1999      1998
                              --------------------------------------------------
                                                                (in thousands)
                              Net income:
                                As reported                   $4,815      $  3
                                Pro forma                      4,432       (37)
                              ==================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                        (c)   Accrued Compensation Rights

                              In connection with the VFC acquisition, KCI issued stock appreciation rights ("SARS") to certain members of operating subsidiary management. The SARS, which are fully vested, entitle the holder to receive, in cash, the difference between the exercise price and market value of KCI stock as of the date of exercise. The Company is required to record as compensation expense any net accretion in the value of the SARS based on current market value of KCI stock. For the year ended December 31, 1999, the Company included in continuing operations approximately $4,211,000 in compensation expense related to the SARS based on an independent appraisal as of December 31, 1999. The SARS are payable upon the earlier of the employee's termination of employment with the Company, an initial public offering of common stock of the Company or KCI, or January 19, 2007.

                        (d)   Subsequent Capital Withdrawals

                              In February 2000, KCLLC paid approximately
                              $922,000 related to a capital withdrawal by KCI. KCI used the funds to repurchase outstanding shares of its common stock from three shareholders.

10.  Retirement Plans   The Company's disclosures regarding its pensions and
                        other post-retirement plans are in accordance with Statement of Financial Accounting Standards No. 132,
                        "Employers' Disclosures about Pensions and Other
                        Post-Retirement Benefits". The statement, which was effective for all years beginning after December 15, 1997, does not change the measurement or recognition of those plans, but revises disclosures about pensions and other post-retirement benefit plans.

                        The Company sponsors a profit sharing plan for all non-union employees at two subsidiaries acquired as part of the VFC acquisition. Under this plan, contributions are discretionary and limited to a percentage of eligible employees' compensation. There was no profit sharing expense for this plan for 1999.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                        Currently, the Company has four 401(k) plans in effect. One covers all employees at domestic locations of all the subsidiaries acquired as part of the VFC acquisition ("VFC Plan"). Employee contributions under the VFC Plan of up to 3% of each covered employee's compensation are matched 100% by the Company. The employees of BWE, Hudson and ESP are covered by 401(k) plans for each subsidiary. Employer contributions to these plans are discretionary. Employer contributions were approximately $496,000, $90,000 and $47,000 for the years ended
                        December 31, 1999, 1998 and 1997, respectively.

                        Gits has a noncontributory defined benefit pension plan (the "Plan") covering its union employees retiring after August 1, 1993. Pension benefits are based on a multiple of a fixed amount per month and years of service, as defined in the union agreement. Benefits generally vest over a seven-year period. Gits funds the Plan under the minimum funding requirements of the Employee Retirement Income Security Act ("ERISA") of 1974. The assets of the Plan are managed and invested by an insurance company.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                        Summarized information of the Plan is shown below (in thousands):

                        Change in Benefit Obligation:

                        Year ended December 31,                            1999
                        --------------------------------------------------------
                                                                  (in thousands)
                        Benefit obligation at acquisition date           $1,366
                        Service cost                                         43
                        Interest cost                                        60
                        Actuarial gain                                     (382)
                        Benefits paid                                       (54)
                        --------------------------------------------------------
                        Benefit obligation at end of year                $1,033
                        ========================================================

                        Change in Plan Assets:

                        Year ended December 31,                            1999
                        --------------------------------------------------------
                                                                  (in thousands)
                        Fair value of plan assets at acquisition date    $1,366
                        Actual return on plan assets                         31
                        Benefits paid                                       (54)
                        --------------------------------------------------------
                        Fair value of plan assets at end of year         $1,343
                        ========================================================

                        Reconciliation of Funded Status

                        Year ended December 31,                            1999
                        --------------------------------------------------------
                                                                 (in thousands)
                        Overfunded status                                 $ 310
                        Unrecognized net actuarial gain                    (310)
                        --------------------------------------------------------
                        Prepaid benefit                                   $  --
                        ========================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                        Components of Net Periodic (Benefit) Cost

                        Year ended December 31,                            1999
                        --------------------------------------------------------
                                                                  (in thousands)
                        Service cost                                     $  43
                        Interest cost                                       60
                        Expected return on plan assets                    (116)
                        --------------------------------------------------------
                        Net period benefit                               $ (13)
                        ========================================================

                        Assumption and Method Disclosures

                        Year ended December 31,                            1999
                        --------------------------------------------------------
                                                                 (in thousands)
                        Discount rate                                  6.50%
                        Expected long-term rate of return on assets    8.50%
                        Amortization method                        Straight-line
                        ========================================================

11.  Related Party      The Company rents one of its manufacturing facilities
     Transactions       under an operating lease agreement entered into with a
                        company, that is co-owned by the President of BWE who also is a shareholder of KCI. The terms of the lease, which expires December 31, 2008, provide for annual rent increases of 5%. Rental payments amounted to $144,000, $137,000 and $131,000 in 1999, 1998 and 1997,
                        respectively.

                        The Company rents its Leominster, Massachusetts manufacturing facility under an operating lease agreement entered into with a company that is co-owned by the President of ESP who also is a shareholder of KCI. The lease, which expires on May 31, 2003, provides for annual rent increase based on the CPI. Rental payments amounted to $203,000, $208,000 and $225,000 for the three years ended December 31, 1999, 1998 and 1997, respectively.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                        The Company pays management fees to Millbrook Capital Management, Inc. ("Millbrook"), a party related to a Company stockholder. These management fees amounted to $800,000, $800,000 and $660,000 for the years ended
                        December 31 1999, 1998 and 1997, respectively. During 1999, the Company also paid Millbrook $500,000 and $350,000, respectively, for investment advisory services related to the sale of the Keyhold membership interest and the sale of Multiplex. The Company paid Millbrook $900,000 upon the consummation of the offering of the Company's senior secured notes in May 1998 for financial advisory and other services. The Company also paid $100,000 for administrative support services in 1997 and $400,000 for advisory services related to the financing and acquisition of ESP Lock Products Inc., which is included as part of the deferred financing and acquisition costs.

12.  Nonrecurring       In connection with the VFC and G&H acquisitions, the
     Business           Company incurred $235,000 of nonrecurring administrative
     Consolidation      expenses during the year ended December 31, 1999.
     Charges
                        During 1996, the Company initiated a program at BWE to consolidate manufacturing and administrative facilities.
                        The Company expensed as incurred moving costs of $64,000 and $84,000 during 1999 and 1997, respectively.

                                                             Key Components, LLC
                                                                and subsidiaries
================================================================================

                                  Valuation and Qualifying Accounts and Reserves

                                                     Column A         Column B          Column C           Column D       Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Additions
                                                     Balance at       ---------                                          Balance at
                                                     beginning     Charged to costs  Charged to other                      end of
                  Description                        of period      and expenses       accounts (2)     Deductions (1)     period
------------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts deducted from
   accounts receivable in the balance sheet:
      Year ended December 31:
        1999                                            $175            $164              $  202            $ (31)          $  510
        1998                                              81             111                  --              (17)             175
        1997                                              36              27                  37              (19)              81
Allowance for excess and obsolete inventory
   deducted from inventory in the balance sheet
      Year ended December 31:
        1999                                            $411            $955              $1,571            $ (35)          $2,902
        1998                                             373              44                  --               (6)             411
        1997                                             387             (26)                174             (162)             373
====================================================================================================================================

----------
(1) Deductions primarily represent write-offs charged against the reserves listed.
(2) Represents allowance account balances of companies acquired at the date of acquisitions.