Form 10-Q
period 2000-03-31
KEY COMPONENTS LLC; KEY COMPONENTS FINANCE CORP
filed 2000-05-15
CIK 1065418, 1065419

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q
(Mark One)

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                       Or

    / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-58675


                               KEY COMPONENTS, LLC
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its charter)

                  Delaware                               04-3425424
      -------------------------------         ---------------------------------
      (State or Other Jurisdiction of         (IRS Employer Identification No.)
       Incorporation or Organization)

    200 White Plains Road, Tarrytown NY                     10591
    -----------------------------------                     -----
  (Address of Principal Executive Offices)               (Zip Code)

                                 (914) 332-8088
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                          KEY COMPONENTS FINANCE CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                                14-1805946
      -------------------------------          ---------------------------------
      (State or Other Jurisdiction of          (IRS Employer Identification No.)
       Incorporation or Organization)

    200 White Plains Road, Tarrytown NY                      10591
    -----------------------------------                   ----------
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

                             /x/ Yes / / No

     As of May 12, 2000, all of the membership interests in Key Components, LLC were owned by Key Components, Inc. and Keyhold, Inc., privately-held New York corporations. All of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

================================================================================

                        KEY COMPONENTS, LLC

                          Form 10-Q Index

                          March 31, 2000

                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1. -- Consolidated Financial Statements:

           Balance Sheets................................................   2
           Statements of Income..........................................   3
           Statements of Cash Flows......................................   4
           Notes to Consolidated Financial Statements....................   5

Item 2. -- Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  12

Item 3. -- Quantitative and Qualitative Disclosures about Market Risk ...  18

PART  II

Item 6. -- Exhibits and Reports on Form 8-K..............................  19

Signatures ..............................................................  20

                         PART I -- FINANCIAL INFORMATION

Item 1 -- Consolidated Financial Statements

                      KEY COMPONENTS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                           March 31,              December 31,
                                                                             2000                    1999
                                                                       ------------------      ------------------
Assets:                                                                 (unaudited)
Current
   Cash and cash equivalents                                              $   6,088               $   4,171
   Accounts receivable, net of allowance for doubtful accounts of  $472 and $511 at March 31, 2000 and December 31, 1999,
     respectively                                                            22,291                  18,944
   Inventories                                                               23,146                  22,372
   Prepaid expenses and other current assets                                  1,188                   1,140
   Net assets of discontinued operations                                     10,719                  14,610
                                                                       ------------------      ------------------
     Total current assets                                                    63,432                  61,237

Property and equipment, net                                                  19,172                  19,038
Goodwill, net                                                                91,535                  92,098
Deferred financing costs, net                                                 5,800                   5,965
Intangibles, net                                                              1,088                   1,251
Other assets                                                                  1,024                     969
                                                                       ------------------      ------------------
                                                                           $182,051                $180,558
                                                                       ==================      ==================

Liabilities and Member's Equity:
Current
   Current portion of long-term debt and other long-term
     obligations                                                          $   4,669               $   4,759
   Accounts payable                                                           6,768                   6,372
   Accrued interest                                                           3,410                   1,660
   Accrued compensation                                                       4,201                   3,881
   Accrued expenses and other current liabilities                             3,400                   3,529
                                                                       ------------------      ------------------
     Total current liabilities                                               22,448                  20,201


Long term debt                                                              129,849                 131,362
Accrued stock appreciation rights liability                                   5,839                   5,898
Accrued lease costs - long term                                                 577                     586
                                                                       ------------------      ------------------
     Total liabilities                                                      158,713                 158,047

Redeemable member's equity                                                   13,100                  13,100

Member's equity                                                              10,238                   9,411
                                                                       ------------------      ------------------
                                                                           $182,051                $180,558
                                                                       ==================      ==================

   The accompanying notes are an integral part of these financial statements.

               KEY COMPONENTS, LLC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME
                     (Unaudited, in thousands)


                                                                  For the Three Months Ended March 31,
                                                                ----------------------------------------
                                                                      2000                  1999
                                                                ------------------    ------------------
Net sales                                                            $39,529               $30,835
Cost of goods sold                                                    23,118                19,013
                                                                ------------------    ------------------
         Gross profit                                                 16,411                11,822

Selling, general and administrative expenses                           8,063                 6,577
                                                                ------------------    ------------------
         Income from operations                                        8,348                 5,245

Other income (expense):
   Other income                                                          210                   114
   Interest expense                                                   (3,428)               (3,503)
                                                                ------------------    ------------------
         Income before provision for income taxes                      5,130                 1,856
Provision for income taxes                                               303                   729
                                                                ------------------    ------------------
         Income from continuing operations                             4,827                 1,127
                                                                ------------------    ------------------
Loss from discontinued operations:
   (Loss) income from operations of the inverter business
   (less income taxes of $0 and $31, respectively)                       (23)                  308
   Loss on disposal of Heart and Cruising, including
      provision of $85 for operating losses during April 2000         (3,055)                    -
                                                                ------------------    ------------------
         (Loss) income from discontinued operations                   (3,078)                  308
                                                                ------------------    ------------------
         Net Income                                                  $ 1,749               $ 1,435
                                                                ==================    ==================

   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                   For the Three Months Ended March 31,
                                                                  --------------------------------------
                                                                        2000                 1999
                                                                  -----------------     ----------------
Cash flows from operating activities:
     Net income                                                       $ 1,749               $ 1,434
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Loss on discontinued operations                                 3,078                  (308)
        Allowance for doubtful accounts                                   (39)                  106
        Depreciation and amortization                                   1,910                 1,699
        Changes in assets and liabilities, net of acquisitions:
            Accounts receivable                                        (3,308)               (3,853)
            Inventories                                                  (774)                 (305)
            Prepaid expenses and other assets                            (103)                 (243)
            Accounts payable                                              396                 1,058
            Accrued expenses                                            1,807                 4,301
                                                                  -----------------     ----------------
            Net cash provided by continuing operations                  4,693                 4,197
            Net cash provided by discontinued operations                  813                   631
                                                                  -----------------     ----------------
     Net cash provided by operating activities                          5,529                 4,520
                                                                  -----------------     ----------------

Cash flows from investing activities:
     Acquisition of Valley Forge Corporation                                -               (82,441)
     Acquisition of G&H Technology, Inc.                                    -                (3,900)
     Proceeds from sale of Force 10 Marine Company                          -                 1,700
     Funding of assets held for sale                                        -                  (210)
     Capital expenditures                                              (1,026)                 (590)
                                                                  -----------------     ----------------
          Net cash used in investing activities                        (1,026)              (85,441)
                                                                  -----------------     ----------------

Cash flows from financing activities:
     Payments of long-term debt and capital lease obligations          (1,611)              (10,598)
     Proceeds from debt issued                                              -                82,639
     Deferred financing costs                                             (53)               (2,158)
     Capital contributions                                                  -                 3,259
     Member withdrawals                                                  (922)                  (11)
                                                                  -----------------     ----------------
         Net cash (used in) provided by financing activities           (2,586)               73,131
                                                                  -----------------     ----------------
Net increase (decrease) in cash and cash equivalents                    1,917                (7,790)
Cash and cash equivalents, beginning of period                          4,171                13,119
                                                                  -----------------     ----------------
Cash and cash equivalents, end of period                              $ 6,088               $ 5,329
                                                                  =================     ================


   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

The consolidated financial statements as of and for the three months ended March 31, 2000 include the financial statements of Key Components, LLC ("KCLLC"), and its wholly-owned subsidiaries (collectively the "Company"). All significant intercompany transactions have been eliminated.

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

The Company also wholly owns two companies and has an interest of approximately 47% of a Dutch enterprise all in the business of manufacturing and selling power inverters and related instrumentation. In November 1999, the Company had determined to sell its interests in all three entities and has classified the net assets of and operations related to these entities as discontinued (Note 2).

Key Components, Inc. ("KCI"), a New York corporation, holds the majority membership interest in KCLLC. KCI holds no other assets other than its investment in KCLLC and has no operations. As a result, all transactions of or obligations related to KCI are reflected in the consolidated financial statements of KCLLC.


The accompanying unaudited financial statements of the Company contain all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. The results of operations for the interim periods are not necessarily indicative of the results for full years. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K.


2.   Acquisitions and Dispositions

During the three months ended March 31, 1999, the Company acquired the entities described below, which were accounted for by the purchase method of accounting. The results of their operations have been included in the consolidated financial statements since their respective dates of acquisition.

On January 19, 1999, the Company acquired all of the outstanding shares of Valley Forge Corporation ("VFC") for a purchase price of approximately $84.0 million (including the issuance of stock appreciation rights of approximately $1.4 million) and assumed liabilities of approximately $21.7 million. In conjunction with the acquisition, the Company repaid approximately $8.9 million of VFC's outstanding long-term debt out of the approximately $21.7 million of liabilities assumed as part of the acquisition. VFC manufactured electrical and mechanical engineered components sold to original equipment manufacturers ("OEM"), dealers, and distributors. The Company recorded the excess purchase price over net assets acquired of approximately $52.5 million as goodwill. The Company ascribed a thirty-five year useful life to this goodwill.

At the time of the acquisition, the Company decided to sell two VFC subsidiaries, Force 10 Marine Company ("Force 10") and Multiplex Technology, Inc. ("Multiplex"). In accordance with Emerging Issues Task Force ("EITF") Bulletin 87-11, the Company recorded the anticipated net proceeds from the sale of these subsidiaries adjusted for the anticipated net cash outflows during the holding period (date of acquisition to date of sale) as assets held for sale. In addition, the net earnings from these subsidiaries during the holding period were excluded from the operations of the Company, in accordance with EITF 87-11. Such results and sale proceeds have been included in goodwill. The sale of Force 10 was completed on February 26, 1999 for proceeds before taxes of $1.7 million in cash. Multiplex was sold on May 28, 1999 for proceeds before taxes of approximately $4.3 million. The tax liability for the sales of Force 10 and Multiplex was approximately $144,000.

In November 1999, management of the Company decided to withdraw from the business of manufacturing and selling power inverters and related instrumentation by selling its interests in Heart Interface Corporation ("Heart"), Cruising Equipment Company ("Cruising") and Mastervolt International B.V. ("Mastervolt"), all of which were acquired as part of the VFC acquisition. In accordance with Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Company recorded the net assets of Heart, Cruising, and Mastervolt as net assets of discontinued operations and reported the results of operations as loss from discontinued operations. In April 2000, the Company consummated the sale of Heart and Cruising. The Company received approximately $9.0 million in proceeds before any transaction related expenses. Of the $9.0 million of proceeds, $600,000 was placed in escrow in accordance with the agreement. The Company recorded a loss on disposal of Heart and Cruising of approximately $3.1 million. To the extent that cash is released from escrow following the termination of the Company's obligations as defined in the agreement, such funds will be recorded as a gain at that time.

The Company believes it will sell its interest in Mastervolt for book value, however no definitive agreement has been signed to date.

The following table summarizes the net assets of the power inverter business as of March 31, 2000.

                                                           (in thousands)
Accounts receivable                                          $  3,948
Inventory                                                       4,034
Other current assets and prepaid expenses                         141
Plant and equipment, net                                          887
Goodwill, net                                                   4,734
Other intangibles, net                                            134
Other assets                                                        2
Deferred tax assets                                               666
Bank overdraft                                                   (689)
Accounts payable                                               (1,223)
Accrued wages and related                                        (566)
Accrued expenses                                               (1,173)
Accrued loss on disposal                                       (3,055)
                                                        ---------------------
         Net assets of Heart and Cruising                       7,840
Investment in and notes receivable from Mastervolt              2,879
                                                        ---------------------
                                                              $10,719
                                                        =====================


The summary of the operations of the power inverter business for the three months ended March 31, 2000 and 1999 is as follows:

(in thousands)                                                            March 31,
                                                              -----------------------------------
                                                                   2000                 1999
                                                              -----------------------------------
Net sales                                                         $ 5,792              $4,241
                                                              -----------------------------------

(Loss) income from operations of the inverter business
  (less income taxes of $0 and $31, respectively)                     (23)                308
Loss on disposal of Heart and Cruising, including
  provision of $85 for operating losses during April 2000          (3,055)                  -
                                                              -----------------------------------
Net (loss) income of discontinued operations                      $(3,078)          $     308
                                                              ===================================

On February 5, 1999, the Company acquired G&H Technology, Inc. ("G&H") for $4.0 million in cash and the assumption of certain liabilities. The Company recorded goodwill of approximately $3.0 million in connection with the acquisition. The Company integrated the G&H acquisition into its flexible shaft product line.

The acquisitions were financed with available Company resources and approximately $82 million from the Company's $60 million term loan and a $40 million revolving credit facility. The term loan is payable in quarterly installments through January 19, 2005. Current maturities of long-term debt at March 31, 2000 included $4.5 million related to the term loan. The revolving credit facility commitment (of which there were no borrowings outstanding at March 31, 2000) is for six years. The term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to the agent's base rate plus an applicable margin which will vary from 1.50% to 2.25%. The revolving credit facility also calls for a fee of 0.50% on the unused portion of the facility.

3.   Inventories

Inventories consist of the following:


(In thousands)                              March 31,             December 31,
                                              2000                   1999
                                        ----------------      -----------------

Raw materials                               $11,839                $10,774
Work-in-process                               7,256                  6,401
Finished goods                                4,051                  5,197
                                        ----------------      -----------------
         Total inventory                    $23,146                $22,372
                                        ================      =================


4.   Operating Segments

The Company conducts its operations through two businesses, the manufacture and sale of mechanical engineered components and electrical components. The mechanical engineered components business manufactures flexible shaft products, specialty locks and related accessories and turbo charger actuators and related componentry. The electrical components business produces an array of electrical componentry items for recreational and industrial applications and switches for utility companies, which are utilized in industrial markets.

The Company evaluates performance and allocates resources based on profit or loss from operations before interest, taxes and depreciation and amortization ("EBITDA"). In its calculation of EBITDA certain charges that management determines as non-recurring are excluded. Segment information for three months ended March 31, 2000 and 1999 is as follows:


(In thousands)                                    Mechanical
                                                  Engineered              Electrical
                                                  Components              Components                 Total
                                              --------------------    --------------------    --------------------
Three months ended March 31, 2000:
   Net sales from external customers                 $22,753                 $16,776                 $39,529
   Intersegment net sales                                 61                       -                      61
   Segment profit - EBITDA                             7,337                   3,643                  10,980
   Segment assets                                    109,006                  56,447                 165,453
   Depreciation and amortization                       1,163                     499                   1,662

Three months ended March 31, 1999:
   Net sales from external customers                 $19,706                 $11,129                 $30,835
   Intersegment net sales                                130                       -                     130
   Segment profit - EBITDA                             5,839                   1,960                   7,799
   Segment assets                                    113,218                  64,447                 177,665
   Depreciation and amortization                         986                     490                   1,476

December 31, 1999:
   Segment assets                                    $91,037                 $71,534                $162,571

Reconciliation of Selected Segment Information to the Company's Consolidated
Totals:

(In thousands)                                                             Three Months Ended March 31,
                                                                ----------------------------------------------------
                                                                         2000                        1999
                                                                ------------------------    ------------------------
Profit or loss:
  Total profit from reportable segments                                $ 10,980                    $  7,799
  Reconciling  items:
     Corporate expenses                                                    (487)                       (521)
     Depreciation and amortization                                       (1,910)                     (1,699)
     Interest expense                                                    (3,428)                     (3,503)
     Management fee                                                        (225)                       (200)
     Non-recurring income (charges)                                         200                         (20)
                                                                ------------------------    ------------------------
Total consolidated income before taxes                                 $  5,130                    $  1,856
                                                                ========================    ========================

                                                                      March 31, 2000           December 31, 1999
                                                                ------------------------    ------------------------
Assets:
  Total assets for reportable segments                                 $165,453                    $162,571
  Unallocated amounts:
    Corporate assets                                                      5,879                       3,377
    Net assets of discontinued operations                                10,719                      14,610
                                                                ------------------------    ------------------------
Total consolidated assets                                              $182,051                    $180,558
                                                                ========================    ========================

5.   Member's Equity

During the three months ended March 31, 2000, KCI made a withdrawal of approximately $922,000. KCI used the proceeds to repurchase its common stock from three shareholders. During the three months ended March 31, 1999, KCI contributed approximately $3.3 million, which it had raised through the sale newly issued shares of its common stock. The stock was principally sold to existing shareholders and management of the Company.

6.   Provision for Income Taxes

For the three months ended March 31, 2000, the Company's provision for income taxes relates primarily to Guest, which was not converted to LLC status during 1999 (Note 7). For the three months ended March 31, 1999 the tax provision primarily relates to VFC's consolidated taxable income as a C corporation. Through August 31, 1999, VFC (Note 2) and its subsidiaries were C corporations and were responsible for paying taxes on their income. Effective August 31, 1999, VFC was merged into KCLLC and most of VFC's subsidiaries, as well as BWE, Hudson and ESP, were converted to limited liability company ("LLC") status. Upon election of LLC status by the subsidiaries, the members of KCLLC became responsible for the taxes due on the income of the Company, apart from the subsidiaries that remained C corporations. Since KCI is currently an S corporation, the shareholders of KCI are personally responsible for the income taxes on the income of KCLLC that is allocated to KCI.

7.     Subsequent Event

KCI and its shareholders have entered into an agreement ("Recapitalization Agreement") with affiliates of Kelso & Company ("Kelso") pursuant to which, among other things:

      o  KCI will be recapitalized with Common Stock and Class A Preferred
         Stock;

      o KCI shareholders will exchange a portion of their KCI Common Stock, and certain option holders will exercise options and exchange the KCI Common Stock obtained thereby, for Class A Preferred Stock and immediately sell such Class A Preferred Stock to Kelso for cash;

      o SGC Partners II LLC ("SG"), which owns all of the stock of Keyhold, Inc. ("Keyhold"), which owns approximately 11.02% of the shares of KCLLC, will exchange all of the stock of Keyhold for Class A Preferred Stock and immediately sell such Class A Preferred Stock to Kelso for cash;

      o Holders of the KCI stock appreciation rights ("SAR's") will have the opportunity to elect to exercise their SAR's subject to their purchasing KCI common stock with (at their election) either 50% or 75% of the after-tax proceeds of such exercise. The cost of such exercise of the SAR's, net of the capital received from such purchase of KCI common stock, will be funded by cash received on the purchase by Kelso from KCI of preferred stock, and;

      o At the closing, KCI, Kelso and certain shareholders of KCI will enter into a shareholders agreement ("Shareholders Agreement") and a registration rights agreement ("Registration Rights Agreement"); and KCI and Kelso will also enter into an Advisory Agreement pursuant to which Kelso will be entitled to an annual fee.

The consummation of the transactions contemplated by the Recapitalization Agreement is subject to the satisfaction or waiver of certain conditions, as defined in the agreement. The Recapitalization Agreement may be terminated (a) by agreement of Kelso and a majority of the shareholders of KCI ("Requisite Sellers"); (b) by Kelso if a breach thereof by KCI, the KCI shareholders or SG is not cured within 30 days after notice, if KCI's lenders have not consented to the transaction on or before May 19, 2000, or if the transaction is not consummated before September 30, 2000; (c) by the Requisite Sellers if a breach thereof by Kelso is not cured within 30 days after notice, if KCI's lenders have not consented to the transaction on or before May 19, 2000, or if the transaction is not consummated before September 30, 2000; or (d) by SG if the transaction is not consummated before September 30, 2000.

Upon the consummation of the Recapitalization, Kelso will own all of the Class A Preferred Stock, which will constitute approximately 67.2% of the total equity of KCI on an as converted and fully diluted basis. The Class A Preferred Stock is not entitled to vote for the election of directors, is entitled to designate two members of KCI's seven member Board of Directors, is entitled to certain approval rights, is convertible into Common Stock at Kelso's option, has a liquidation preference equal to its purchase price, bears a 1% dividend payable in kind, and is redeemable at the option of the holder after June 2, 2009. Current KCI shareholders and key employees will own all of the Common Stock, which, together with the options held by such persons, will constitute the fully diluted balance of the equity. The total amount of Class A Preferred Stock to be purchased by Kelso will be approximately $110,000,000, of which approximately $4,500,000 will be purchased from KCI and the balance from shareholders and option holders. The Company will pay up to approximately $9 million of expenses in connection with the transaction.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company is a leading manufacturer of custom-engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where the Company believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. The Company operates in two business segments, the manufacture of mechanical engineered components which produces flexible shaft products, specialty lock products and related accessories and turbo charger actuators and related componentry. The electrical components business produces an array of electrical componentry items for recreational and industrial applications and switches for utility companies, which are utilized in industrial markets.

Three Months Ended March 31,2000 compared to Three Months Ended March 31, 1999

Net Sales: Net sales increased by approximately $8.7 million, or 28.2%, from approximately $30.8 million for the three months ended March 31,1999 to approximately $39.5 million for the three months ended March 31,2000. Net sales of the mechanical engineered components business increased by approximately $3.0 million, or 15.5%, from approximately $19.7 million for the three months ended March 31,1999 to approximately $22.7 million for the three months ended March 31, 2000. Net sales of the electrical components business increased by approximately $5.7 million, or 50.7%, from approximately $11.1 million for the three months ended March 31,1999 to approximately $16.8 million for the three months ended March 31, 2000.

The increase in net sales in the mechanical components business is primarily related to the Company's actuator product line, which was acquired as part of the VFC acquisition. The three months ended March 31, 2000 reflect the results of operations for the full period whereas the three months ended March 31, 1999 only reflects the results of operations from January 19, 1999. In addition, the increase in net sales of the mechanical component business was due to sales growth in its core markets as well as the integration of the G&H acquisition.

The growth in sales of the electrical components business, which the Company entered into as a result of the VFC acquisition, is largely due to the inclusion of the results of operations of this business for the full quarter in 2000 versus the three months ended March 31, 1999 which reflect the results of operations from January 19, 1999. In addition, the electrical components business continues to experience growth in product sales designed for industrial markets.

Gross Profit: Gross profit increased by approximately $4.6 million, or 38.8%, from approximately $11.8 million for the three months ended March 31,1999 to approximately $16.4 million for the three months ended March 31,2000. Gross profit for the mechanical engineered components business increased by approximately $1.8 million or 24.9% from approximately $7.3 million for the three months ended March 31,1999 to approximately $9.1 million for the three months ended March 31, 2000. Gross profit for the electrical components business increased by approximately $2.7 million or 61.0% from approximately $4.6 million for the three months ended March 31, 1999 to approximately $7.3 million for the three months ended March 31, 2000.

Gross profit, as a percentage of net sales, increased 3.2% from 38.3% for the three months ended March 31, 1999 to 41.5% for the three months ended March 31, 2000. Gross profit, as a percentage of net sales, for the mechanical engineered components business increased 1.0% from 38.9% for the three months ended March 31, 1999 to 39.9% for the three months ended March 31, 2000. Gross profit, as a percentage of net sales, for the electrical component business increased 3.6% from 40.1% for the three months ended March 31, 1999 to 43.7% for the three months ended March 31, 2000.

The increase in the gross profit and gross profit percentage for the mechanical components business are primarily related to the inclusion of the actuator product line for the full quarter in 2000 versus 1999 which only reflects the results from January 19, 1999. In addition, as a result of the addition of the acuator product line's Thailand facility, which commenced operations in the second quarter of 1999, the mechanical components business has experienced an increase in its gross profit percentage related to lower direct labor costs.

The margins for the electrical components business are generally higher as a result of the nature of the customer base to which the electrical components business targets a significant amount of its products. The increase in gross profit dollars is primarily related to the inclusion of the results of operations of the electrical components business for the full quarter in 2000 versus 1999, which only reflects the results from January 19, 1999. The increase in gross profit percentage in the electrical components business is primarily related to product mix.

Selling, General and Administrative Expenses: SG&A expenses increased by approximately $1.5 million or 22.6%, from approximately $6.6 million for the three months ended March 31, 1999 to approximately $8.1 million for the three months ended March 31, 2000. SG&A expenses for the mechanical components business increased by approximately $383,000 or 15.4%, from approximately $2.5 million for the three months ended March 31, 1999 to approximately $2.9 million for the three months ended March 31, 2000. SG&A expenses for the electrical components business increased by approximately $1.1 million or 36.3%, from approximately $3.1 million for the three months ended March 31, 1999 to approximately $4.2 million for the three months ended March 31, 2000.

SG&A, as a percentage of net sales, decreased by 0.9% from 21.3% for the three months ended March 31, 1999, to 20.4% for the three months ended March 31, 2000. SG&A, as a percentage of net sales, for the mechanical engineered components business remained at 12.7% for the three months ended March 31, 2000 and 1999. SG&A, as a percentage of net sales, for the electrical components business decreased by 2.6% from 27.6% for the three months ended March 31, 1999, to 25.0% for the three months ended March 31, 2000. The decrease in the electrical components business SG&A as a percentage of net sales is primarily related to the business business' ability to support top line growth on its established infrastructure. In addition, the electrical components business benefitted from its formulation of its specialty electric product line through the integration of Marinco, Guest and certain product lines of Glendinning. The S,G&A expenses of the electrical components business is generally higher than those of the mechanical components business as a result of the electrical components business being required to maintain higher levels of sales and marketing expenses due to the businesses to which it targets its products.

Income from Operations: Income from operations increased by approximately $3.1 million, or 59.2% from approximately $5.2 million for the three months ended March 31, 1999 to approximately $8.3 million for the three months ended March 31, 2000. This increase is the sum of the increase in gross profit of approximately $4.6 million less the increase in SG&A expenses of approximately $1.5 million for the reasons discussed above.

Interest Expense: Interest expense decreased by approximately $75,000, or 2.1%, from approximately $3.5 million for the three months ended March 31, 1999 to approximately $3.4 million for the three months ended March 31, 2000. This decrease is due to lower levels of outstanding borrowing during the three months ended March 31, 2000 versus the three months ended March 31, 1999, as a result of the Company not having any borrowing outstanding under its revolving credit facility during the current quarter. In addition, through March 31, 2000, the Company had repaid $6.5 million of principal of the Company's $60 million term loan. During January 1999, the Company amended its then current borrowing facilities (see Liquidity and Capital Resources below) in order to finance a large portion of the VFC acquisition as well as the G&H acquisition.

Provision for Income Taxes: The provision for income taxes decreased by approximately $426,000, or 58.4% from approximately $729,000 for the three months ended March 31,1999 to approximately $303,000 for the three months ended March 31, 2000. This decrease is primarily related to the conversion of most of the subsidiaries acquired as part of the VFC acquisition to LLC status effective August 31, 1999. Upon election of LLC status by the subsidiaries, the members of KCLLC became responsible for the taxes due on the income of the Company, apart from the subsidiaries that remained C corporations. Through August 31, 1999 VFC and its subsidiaries were C corporations for tax purposes. As of March 31, 2000 the Company's continuing operations only include a provision for taxes on the income of one C corporation.

Income from continuing operations: Income from continuing operations increased by approximately $3.7 million, or 328.3%, from approximately $1.1 million for the three months ended March 31, 1999 to approximately $4.8 million for the three months ended March 31, 2000. The increase is primarily the result of an increase in income from operations of approximately $3.1 million and a decrease in interest expense and the provision for taxes of approximately $75,000 and $426,000, respectively, due to the factors discussed above.

Loss from discontinued operations: Loss from discontinued operations increased by approximately $3.4 million for the three months ended March 31, 2000. In April 2000, the Company consummated the sale of Heart and Cruising. The Company received approximately $9.0 million in proceeds before any transaction related expenses. Of the $9.0 million of proceeds, $600,000 was placed in escrow in accordance with the agreement. The Company recorded a loss on disposal of Heart and Cruising of approximately $3.0 million. To the extent that cash is released from escrow, such funds will be recorded as a gain at that time.

Net Income: Net income increased by approximately $314,000, or 21.8%, from approximately $1.4 million for the three months ended March 31, 1999 to approximately $1.7 million for the three months ended March 31, 2000. The increase is the result of the sum of an increase in income from continuing operations of approximately $3.7 million and an increase in loss from discontinued operations of approximately $3.4 million, due to the factors discussed above.


Liquidity and Capital Resources


The Company has historically generated funds from its operations, and its working capital requirements generally have not materially fluctuated from quarter to quarter. The Company's other main source of liquidity is derived from the Company's term loan and revolving credit facility. In January 1999, the Company amended its former acquisition and revolving loans with a new $60-million term loan and a $40-million revolving credit facility. The term loan is payable in quarterly installments through January 19, 2005. Current maturities of long-term debt at March 31, 2000 included $4.5 million related to the term loan. The revolving credit facility commitment (of which there were no borrowings outstanding at March 31, 2000) is for six years. The term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to the agent's base rate plus an applicable margin which will vary from 1.50% to 2.25%.

The Company's remaining liquidity demands will be for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's $80 million of senior notes requires semiannual interest payments on the outstanding principal. The term loan requires quarterly principal and interest payments. Under its new revolving credit facility, the Company has the option to lock in a specified interest rate by entering into a contract, which rolls over at different time intervals, usually within 90 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. As of March 31, 2000, the Company had no outstanding commitments for capital expenditures and anticipates further capital expenditures of approximately $3.0 million for the remainder of fiscal 2000. The expenditures are needed primarily to maintain its facilities, expand its production capacity in order to take advantage of profitable market opportunities, and to further automate its production processes to maximize profitability. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service, and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility.

In connection with the Company's desire to continue to grow through acquisition and be a leading supplier of essential componentry, KCI and its shareholders have entered into an agreement ("Recapitalization Agreement") with affiliates of Kelso & Company ("Kelso") pursuant to which, among other things:

      o  KCI will be recapitalized with Common Stock and Class A Preferred
         Stock;

      o KCI shareholders will exchange a portion of their KCI Common Stock, and certain option holders will exercise options and exchange the KCI Common Stock obtained thereby, for Class A Preferred Stock and immediately sell such Class A Preferred Stock to Kelso for cash;

      o SGC Partners II LLC ("SG"), which owns all of the stock of Keyhold, Inc. ("Keyhold"), which owns approximately 11.02% of the shares of KCLLC, will exchange all of the stock of Keyhold for Class A Preferred Stock and immediately sell such Class A Preferred Stock to Kelso for cash;

      o Holders of the KCI stock appreciation rights ("SAR's") will have the opportunity to elect to exercise their SAR's subject to their purchasing KCI common stock with (at their election) either 50% or 75% of their after-tax proceeds of such exercise. The cost of such exercise of the SAR's, net of the capital received from such purchase of KCI common stock, will be funded by cash received on the purchase by Kelso from KCI of preferred stock, and;

      o At the closing, KCI, Kelso and certain shareholders of KCI will enter into a shareholders agreement ("Shareholders Agreement") and a registration rights agreement ("Registration Rights Agreement"); and KCI and Kelso will also enter into an Advisory Agreement pursuant to which Kelso will be entitled to an annual fee.

      The consummation of the transactions contemplated by the Recapitalization Agreement is subject to the satisfaction or waiver of certain conditions, as defined in the agreement. The Recapitalization Agreement may be terminated (a) by agreement of Kelso and a majority of the shareholders of KCI ("Requisite Sellers"); (b) by Kelso if a breach thereof by KCI, the KCI shareholders or SG is not cured within 30 days after notice, if KCI's lenders have not consented to the transaction on or before May 19, 2000, or if the transaction is not consummated before September 30, 2000; (c) by the Requisite Sellers if a breach thereof by Kelso is not cured within 30 days after notice, if KCI's lenders have not consented to the transaction on or before May 19, 2000, or if the transaction is not consummated before September 30, 2000; or (d) by SG if the transaction is not consummated before September 30, 2000.

Upon the consummation of the Recapitalization, Kelso will own all of the Class A Preferred Stock, which will constitute approximately 67.2% of the total equity of KCI on an as converted and fully diluted basis. The Class A Preferred Stock is not entitled to vote for the election of directors, is entitled to designate two memebers of KCI's seven member Board of Directors, is entitled to certain approval rights, is convertible into Common Stock at Kelso's option, has a liquidation preference equal to its purchase price, bears a 1% dividend payable in kind, and is redeemable at the option of the holder after June 2, 2009. Current KCI shareholders and key employees will own all of the Common Stock, which, together with the options held by such persons, will constitute the fully diluted balance of the equity. The total amount of Class A Preferred Stock to be purchased by Kelso will be approximately $110,000,000, of which approximately $4,500,000 will be purchased from KCI and the balance from shareholders and option holders. The Company will pay up to approximately $9 million of expenses in connection with the transaction.

Cash flows provided by operating activities were approximately $5.5 million and $4.5 million for the three months ended March 31, 2000 and 1999, respectively. The net increase of $1.0 million over the prior period is the sum of a increase in cash provided by continuing operations of approximately $827,000 and an increase in cash provided by operating activities of approximately $182,000. The increase in cash provided by continuing operations primarily related to an increase in net income plus non cash charges of approximately $3.4 million mostly offset by a reduction in the increase in accounts payable and accrued expenses of approximately $3.1 million. The reduction in the increase in accounts payable and accrued expenses was primarily due to the Company's level of accrued interest being consistent during 2000 whereas in 1999 the Company experienced a significant increase in this accrual related to its recently amended financing arrangements. As described above, the Company primarily pays interest on a semi-annual and quarterly basis.

Cash flows used in investing activities were approximately $1.0 and $85.4 million for the three months ended March 31, 2000 and 1999, respectively. The primary reason for the decrease in investing activities was the acquisitions of VFC and G&H, completed during the three months ended March 31, 1999. The Company also sold Force 10 during that same period, which it had acquired as part of VFC, for $1.7 million in cash. Capital expenditures for the three months ended March 31, 2000 and 1999 were approximately $1.0 million and $590,000, respectively.

Cash flows from financing activities used net cash of approximately $2.6 million during the three months ended March 31, 2000 and provided net cash of $73.1 million for the three months ended March 31, 1999. The $75.7 net decrease is primarily attributable to proceeds received under the Company's new term loan and revolving credit facility during the first quarter of 1999. This was offset by the repayment of approximately $10.6 million of long-term debt and other long-term obligations, the most significant portion being the repayment of approximately $8.9 million of VFC's long-term debt, made in conjunction with the acquisition. In connection with the new debt facilities, the Company incurred approximately $2.2 million of deferred financing costs during the three months ended March 31, 1999. The Company also realized proceeds of approximately $3.3 million due to the sale of its capital stock during the three months ended March 31, 1999, whereas in the three months ended March 31, 2000, the Company paid a capital withdrawal of approximately $922,000. The Company also made payments on its long-term debt of approximately $1.6 million during the three months ended March 31, 2000.

In April 2000, the Company received approximately $9.0 million in proceeds before any transaction related expenses. Of the $9.0 million of proceeds, $600,000 was placed in escrow in accordance with the agreement. The Company will use these funds for general corporate purposes.

Management believes that the Company's cash flow from operations, together with its borrowing availability under its existing credit facilities, will be adequate to meet its anticipated capital requirements for the foreseeable future.


New Accounting Pronouncement

The Financial Accounting Standards Board ("FASB") has issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of Accounting Principles Board Opinion No. 25. This interpretation clarifies the application of APB No. 25 for certain issues. While the Company accounts for its stock compensation transactions with its employees under APB No. 25, this statement is not expected to have a material impact on the Company's consolidated financial statements. This interpretation is effective July 1, 2000.

Inflation

Inflation has not been material to the Company's operations for the periods presented.

Backlog

The Company's backlog of orders as of March 31, 2000 was approximately $29 million. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A substantial portion of the Company's sales have a three-to-eight-week lead time and, therefore, only a small portion of orders, in relation to the annual sales of the Company, are in backlog at any point in time. In addition, purchase orders can generally be cancelled at any time without penalty.

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

Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

The Company's primary exposure to market risk is related to the variability in interest rates associated with the Company's outstanding term loan and the $40-million revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the agent's base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the agreement. Principally all of the borrowings under the term loan, which had $53.5 million outstanding as of March 31, 2000, are locked in at approximately 8.9% until July 2000, when the underlying LIBOR contract is up for renewal. The Company had no borrowings outstanding under its revolving credit facility during the three months ended March 31, 2000.

The senior notes bear a fixed rate of interest and therefore are not subject to market risk. The Company does not trade in derivative financial instruments.

                           Part II - Other Information

Item 6 -- Exhibits and Reports on Form 8-K

              (a) Exhibits


                           10.31 Recapitalization agreement among KELSO Investment Associates VI, L.P., KEP VI, LLC, Key Components, Inc., the shareholders of Key Components, Inc., and SGC Partners II, LLC dated May 8, 2000.

                           27.1         Financial Data Schedule

               (b)  Reports on Form 8-K


                      None

                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KEY COMPONENTS, LLC


Date: May 12, 2000                          By: /s/ CLAY B. LIFFLANDER
                                               ---------------------------------
                                                  Clay B. Lifflander
                                                  Chief Executive Officer


Date: May 12, 2000                          By:  /s/ ROBERT B. KAY
                                               ---------------------------------
                                                  Robert B. Kay
                                                  President


Date: May 12, 2000                          By:  /s/ KEITH A. MCGOWAN
                                               ---------------------------------
                                                  Keith A. McGowan
                                                  Chief Financial Officer




                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               KEY COMPONENTS FINANCE CORP.


Date: May 12, 2000                             By: /s/ CLAY B. LIFFLANDER
                                               ---------------------------------
                                                     Clay B. Lifflander
                                                     Chief Executive Officer


Date: May 12, 2000                             By: /s/ ROBERT B. KAY
                                               ---------------------------------
                                                     Robert B. Kay
                                                     President

Date: May 12, 2000                             By: /s/ KEITH A. MCGOWAN
                                               ---------------------------------
                                                     Keith A. McGowan
                                                     Chief Financial Officer