Form 10-Q
period 2000-06-30
KEY COMPONENTS LLC; KEY COMPONENTS FINANCE CORP
filed 2000-08-14
CIK 1065418, 1065419

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------
                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       Or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-58675

                               KEY COMPONENTS, LLC
                            -------------------------
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

                                 (914) 332-8088
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

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

                                 /X/ Yes / / No

      As of August 11, 2000, all of the membership interests in Key Components, LLC were owned by Key Components, Inc. and Keyhold, Inc., privately-held New York corporations. All of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

================================================================================

                               KEY COMPONENTS, LLC

                                 Form 10-Q Index

                                  June 30, 2000

                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1. --   Consolidated Financial Statements:

             Balance Sheets................................................   2
             Statements of Operations......................................   3
             Statements of Cash Flows......................................   4
             Statements of Members' Equity.................................   5
             Notes to Consolidated Financial Statements....................   6

Item 2. --   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................  12

Item 3. --   Quantitative and Qualitative Disclosures about Market Risk....  20

PART  II

Item 6. --   Exhibits and Reports on Form 8-K..............................  21

Signatures   ..............................................................  22

                         PART I -- FINANCIAL INFORMATION

Item 1 -- Consolidated Financial Statements

                      KEY COMPONENTS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                 June 30,  December 31,
                                                                   2000       1999
                                                                 --------   --------
                                                               (unaudited)
Assets:
Current
   Cash and cash equivalents                                     $ 11,867   $  4,171
   Accounts receivable, net of allowance for doubtful accounts of  $516 and $511 at June 30, 2000 and December 31, 1999,
     respectively                                                  21,398     18,944
   Inventories                                                     25,309     22,372
   Prepaid expenses and other current assets                          880      1,140
   Net assets of discontinued operations                            2,858     14,610
                                                                 --------   --------
     Total current assets                                          62,312     61,237

Property and equipment, net                                        18,988     19,038
Goodwill, net                                                      90,894     92,098
Deferred financing costs, net                                       5,830      5,965
Intangibles, net                                                      974      1,251
Other assets                                                          851        969
                                                                 --------   --------
                                                                 $179,849   $180,558
                                                                 ========   ========

Liabilities and Members' Equity:
Current
   Current portion of long-term debt and other long-term
    obligations                                                  $  4,597   $  4,759
   Accounts payable                                                 8,143      6,372
   Accrued interest                                                 1,621      1,660
   Accrued compensation                                             7,128      3,881
   Accrued expenses and other current liabilities                   5,380      3,529
                                                                 --------   --------
     Total current liabilities                                     26,869     20,201

Long term debt                                                    128,335    131,362
Accrued stock appreciation rights liability                            --      5,898
Accrued lease costs                                                   570        586
                                                                 --------   --------
     Total liabilities                                            155,774    158,047

Redeemable member's equity                                             --     13,100

Members' equity                                                    24,075      9,411
                                                                 --------   --------
                                                                 $179,849   $180,558
                                                                 ========   ========

   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited, in thousands)

                                             For the Six Months Ended   For the Three Months Ended
                                                    June 30,                     June 30,
                                               --------------------        --------------------
                                                 2000        1999            2000        1999
                                               --------    --------        --------    --------
Net sales                                      $ 79,934    $ 69,824        $ 40,405    $ 38,989
Cost of goods sold                               46,442      41,767          23,324      23,041
                                               --------    --------        --------    --------
         Gross profit                            33,492      28,057          17,081      15,948

Selling, general and
  administrative
  expenses                                       16,430      15,573           8,367       8,729
Stock appreciation compensation and other         2,000          82           2,000          62
                                               --------    --------        --------    --------
         Income from operations                  15,062      12,402           6,714       7,157

Other income (expense):
   Other income                                     411         176             201          62
   Recapitalization fees                         (7,316)         --          (7,316)         --
   Interest expense                              (6,848)     (7,275)         (3,420)     (3,772)
                                               --------    --------        --------    --------
Income before provision for income taxes and
  extraordinary item                              1,309       5,303          (3,821)      3,447
Provision for income taxes                        1,026       1,811             723       1,082
                                               --------    --------        --------    --------
Income (loss) from continuing operations            283       3,492          (4,544)      2,365
Discontinued Operations:
  (Loss) income from operations of the
  inverter business (less income taxes of
  $0, $350, $0 and $319, respectively)             (208)        421            (185)        113

  Loss on disposal of Heart and Cruising         (3,317)         --            (262)         --
                                               --------    --------        --------    --------
     (Loss) income from discontinued
         operations                              (3,525)        421            (447)        113
                                               --------    --------        --------    --------
      Net (loss) income                        ($ 3,242)   $  3,913        ($ 4,991)   $  2,478
                                               ========    ========        ========    ========

   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                     For the Six Months Ended June 30,
                                                     ---------------------------------
                                                            2000         1999
                                                          ---------    --------
Cash flows from operating activities:
  Net (loss) income                                       ($  3,242)   $  3,913
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Loss (income) of discontinued operations                  3,525        (421)
    Depreciation and amortization                             3,819       3,706
    Stock appreciation rights compensation                    1,556          --
    Compensation charge for exercised options                    45          --
    Changes in assets and liabilities, net of
       acquisitions:
       Accounts receivable                                   (2,454)     (2,355)
       Inventories                                           (2,937)     (1,167)
       Prepaid expenses and other assets                        378      (1,567)
       Accounts payable                                       1,665       2,245
       Accrued expenses                                       5,105       3,699
                                                          ---------    --------
       Net cash provided by continuing operations             7,460       8,053
       Net cash (used in) provided by discontinued
       operations                                              (163)        257
                                                          ---------    --------
       Net cash provided by operating activities              7,297       8,310
                                                          ---------    --------

Cash flows from investing activities;
  Acquisition of Valley Forge Corporation                        --     (82,452)
  Acquisition of G&H Technology, Inc.                            --      (3,988)
  Proceeds from divestitures                                  8,390       5,680
  Funding of assets held for sale                                --        (503)
  Capital expenditures                                       (1,735)     (1,401)
                                                          ---------    --------
  Net cash provided by (used in) investing activities         6,655     (82,664)
                                                          ---------    --------
Cash flows from financing activities:
   Payments of long-term debt and capital lease
    obligations                                              (3,145)    (15,182)
   Proceeds from debt issued                                     --      82,638
   Payment of stock appreciation rights                      (7,454)         --
   Deferred financing costs                                    (418)     (2,142)
   Capital contributions                                      7,111       3,259
  Member withdrawals                                         (2,350)       (703)
                                                          ---------    --------
   Net cash (used in) provided by financing activities       (6,256)     67,870
                                                          ---------    --------
Net increase (decrease) in cash and cash equivalents          7,696      (6,484)
Cash and cash equivalents, beginning of period                4,171      13,119
                                                          ---------    --------
Cash and cash equivalents, end of period                  $  11,867    $  6,635
                                                          ---------    --------

   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                                 (In thousands)

                                                         For the Six   For the Year
                                                        Months Ended  Ended December
                                                        June 30, 2000     31, 1999
                                                        ------------- --------------
                                                         (unaudited)
Members' Equity, beginning of period                    $    9,411    $   7,674

Capital contributions                                        7,111        3,336
Capital withdrawals                                         (2,350)      (2,317)
Redeemable member's interest accretion to market
  value                                                     (3,087)      (4,097)
Reclass of redeemable member's interest                     16,187           --
Exercise of options                                             45           --
Net (loss) income                                           (3,242)       4,815
                                                        ------------- --------------
Members' Equity, end of period                          $   24,075    $   9,411
                                                        ============= ==============

   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation

The consolidated financial statements for all periods presented include the financial statements of Key Components, LLC ("KCLLC"), and its wholly-owned subsidiaries (collectively the "Company") from their respective dates of acquisition. All significant intercompany transactions have been eliminated.

The Company is in the business of the manufacture and sale of custom engineered essential componentry in a diverse array of end use markets. Through its two business segments, mechanical engineered components and electrical components, the Company targets its products to original equipment manufacturers. The Company's mechanical engineered components business, whose product offerings consist primarily of medium security lock products and accessories, flexible shaft and remote valve control components and turbo-charger actuators, are manufactured by Hudson Lock, LLC ("Hudson"), ESP Lock Products, LLC ("ESP"), B.W. Elliott Manufacturing, LLC ("BWE") and Gits Manufacturing, LLC ("Gits"). The Company's electrical components business, whose product offerings include specialty electrical components including, but not limited to, weather- and corrosion-resistant wiring devices and battery chargers and high-voltage utility switches, are manufactured by Marine Industries, LLC ("Marinco"), Atlantic Guest, Inc. ("Guest") and Turner Electric, LLC ("Turner").

The Company has an ownership interest of approximately 47% in a Dutch enterprise in the business of manufacturing and selling power inverters and related instrumentation. In November 1999, the Company had determined to sell its interests in the inverter business and has classified the net assets of and operations related to this entity as discontinued (Note 2).

Key Components, Inc. ("KCI"), a New York corporation, holds directly and indirectly (Note 5) all of the membership interests in KCLLC. KCI holds no other assets other than its investment in KCLLC and has no operations. As a result, all transactions of or obligations related to KCI are reflected in the consolidated financial statements of KCLLC.

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

In November 1999, management of the Company decided to withdraw from the business of manufacturing and selling power inverters and related instrumentation by selling its interests in Heart Interface Corporation ("Heart"), Cruising Equipment Company ("Cruising") and Mastervolt International B.V. ("Mastervolt"), all of which were acquired as part of the VFC acquisition. In accordance with Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Company recorded the net assets of Heart, Cruising, and Mastervolt as net assets of discontinued operations and reported the results of operations as loss from discontinued operations. In April 2000, the Company consummated the sale of Heart and Cruising. The Company received approximately $9.0 million in proceeds before any transaction related expenses. Of the $9.0 million of proceeds, $600,000 was placed in escrow in accordance with the agreement. The Company recorded a loss on disposal of Heart and Cruising of approximately $3.3 million. To the extent that cash is released from escrow following the termination of the Company's obligations as defined in the agreement, such funds will be recorded as a gain at that time.

The Company believes it will sell its interest in Mastervolt for book value, however no definitive agreement has been signed to date.

The summary of the operations of the power inverter business for the six and three months ended June 30, 2000 and 1999 is as follows:

(in thousands)                                   Six Months Ended  Three Months ended
                                                      June 30,           June 30,
                                                 ------------------------------------
                                                   2000       1999     2000     1999
                                                 ------------------------------------
Net sales                                        $ 6,573    $11,088   $ 781    $6,847
                                                 ------------------------------------
(Loss) income from operations of the inverter
  business (less income taxes of $0, $350, $0,
  $319, respectively)                               (208)       421    (185)      113
Loss on disposal of Heart and Cruising            (3,317)        --    (262)       --
                                                 ------------------------------------
Net (loss) income of discontinued operations     $(3,525)   $   421   $(447)   $  113
                                                 ====================================

On February 5, 1999, the Company acquired all of the assets of G&H Technology, Inc. ("G&H") for $4.0 million in cash and the assumption of certain liabilities. The Company recorded goodwill of approximately $3.0 million in connection with the acquisition. The Company integrated the G&H acquisition into its flexible shaft product line.

The acquisitions were financed with available Company resources and approximately $82 million from the Company's $60 million term loan and a $40 million revolving credit facility (Note 7). The term loan is payable in quarterly installments through January 19, 2005. Current maturities of long-term debt at June 30, 2000 included $4.5 million related to the term loan. The revolving credit facility commitment (of which there were no borrowings outstanding at June 30, 2000) is for six years. The term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to the agent's base rate plus an applicable margin which will vary from 1.50% to 2.25%. The revolving credit facility also calls for a fee of 0.50% on the unused portion of the facility.

3. Inventories

Inventories consist of the following:

(In thousands)                           June 30,     December 31,
                                           2000          1999
                                         -------       -------

                     Raw materials       $12,574       $10,774
                     Work-in-process       7,546         6,401
                     Finished goods        5,189         5,197
                                         -------       -------
                       Total inventory   $25,309       $22,372
                                         =======       =======

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

The Company evaluates performance and allocates resources based on profit or loss from operations before interest, taxes and depreciation and amortization ("EBITDA"). In its calculation of EBITDA certain charges that management determines as non-recurring are excluded. Segment information for six and three months ended June 30, 2000 and 1999 is as follows:

(In thousands)                                    Mechanical
                                                  Engineered             Electrical
                                                  Components             Components                  Total
                                              --------------------    ------------------       -------------------
Six months ended June 30, 2000:
   Net sales from external customers               $  45,183                $ 34,751                 $ 79,934
   Intersegment net sales                                314                       -                      314
   Segment profit - EBITDA                            14,912                   7,706                   22,618
   Segment assets                                    108,456                  53,978                  162,434
   Depreciation and amortization                       2,286                   1,039                    3,325

Six months ended June 30, 1999:
   Net sales from external customers               $  40,879                $ 28,945                 $ 69,824
   Intersegment net sales                                233                       -                      233
   Segment profit - EBITDA                            12,296                   5,486                   17,782
   Segment assets                                     96,563                  30,106                  126,669
   Depreciation and amortization                       2,033                   1,440                    3,473

Three months ended June 30, 2000:
   Net sales from external customers               $  22,430                $ 17,975                 $ 40,405
   Intersegment net sales                                253                       -                      253
   Segment profit - EBITDA                             7,575                   4,063                   11,638
   Segment assets                                    108,456                  53,978                  162,434
   Depreciation and amortization                       1,123                     540                    1,663

Three months ended June 30, 1999:
   Net sales from external customers               $  21,173                $ 17,816                 $ 38,989
   Intersegment net sales                                130                       -                      130
   Segment profit - EBITDA                             6,457                   3,526                    9,983
   Segment assets                                     96,563                  30,106                  126,669
   Depreciation and amortization                       1,047                     950                    1,997

December 31, 1999:
   Segment assets                                 $   91,037              $   71,534                $ 162,571

Reconciliation of Selected Segment Information to the Company's Consolidated
Totals:

(In thousands)                              Six Months Ended June 30,    Three Months Ended June 30,
                                            -------------------------    ---------------------------
                                                2000        1999             2000           1999
                                            ----------    -----------    ------------    -----------
Profit or loss:
  Total profit from reportable segments       $ 22,618    $ 17,782           $ 11,638    $ 9,983
  Reconciling items:
     Corporate expenses                           (991)     (1,016)              (504)      (495)
     Depreciation and amortization              (3,819)     (3,706)            (1,909)    (2,007)
     Interest expense                           (6,848)     (7,275)            (3,420)    (3,772)
     Management fee                               (535)       (400)              (310)      (200)
     Non-recurring charges                      (9,116)        (82)            (9,316)       (62)
                                              --------    --------           --------    -------
 Total consolidated income before taxes and
             extraordinary item               $  1,309    $  5,303           ($ 3,821)   $ 3,447
                                              ========    ========           ========    =======

Assets:                                       June 30,    December 31,
                                              --------      --------
                                                2000          1999
                                              --------      --------
  Total assets for reportable segments        $162,434      $162,571
  Unallocated amounts:
      Corporate assets                          14,557         3,377

      Net assets of discontinued operations      2,858        14,610
                                              --------      --------
Total consolidated assets                      179,849      $180,558
                                              ========      ========

5. Recapitalization

      In May 2000, KCI and its shareholders consummated a Recapitalization (the "Recapitalization") with affiliates of Kelso & Company ("Kelso") pursuant to which, among other things:

      o KCI was recapitalized with Common Stock and Preferred Stock;

      o KCI shareholders exchanged approximately 862,000 shares of their Common Stock for Preferred Stock and KCI optionholders exercised options to purchase 20,533 shares of Common Stock, all of which were then exchanged for shares of Preferred Stock. All such Preferred Stock was immediately sold to Kelso for cash at approximately $117 per share;

      o SGC Partners II LLC ("SG"), which owned all of the stock of Keyhold, Inc. ("Keyhold"), which owned approximately 11.1% of the membership interests of KCLLC prior to the Recapitalization, exchanged all of its Keyhold stock for shares of Preferred Stock which were immediately sold to Kelso for cash at approximately $117 per share, terminating Keyhold's right to require KCLLC to repurchase Keyhold's outstanding investment in KCLLC at the then current market value thereof;

      o Holders of KCI stock appreciation rights ("SARs") exercised their SARs and with a substantial portion of their after-tax proceeds from the exercise, purchased Common Stock;

      o Kelso purchased an aggregate of approximately 35,000 shares of Preferred Stock from KCI at approximately $117 per share.

At the closing of the Recapitalization, KCI, Kelso and certain shareholders of KCI entered into a Shareholders Agreement and a Registration Rights Agreement and KCI and Kelso entered into an Advisory Agreement.

Effective upon the consummation of the Recapitalization, Kelso owns all of the Preferred Stock. The Preferred Stock is not entitled to vote for the election of directors but is entitled to designate two members of KCI's seven member Board of Directors. In addition, the Preferred Stock has certain approval rights and is convertible into Common Stock at the holder's option (upon conversion would constitute approximately 67.2% of the total outstanding common equity of KCI on a fully diluted basis). The Preferred Stock has a liquidation preference equal to its purchase price plus accrued dividends, bears a 1% dividend payable in kind and is redeemable at the option of the holder after June 2, 2009. All of the outstanding Common Stock and options to purchase Common Stock of KCI continue to be held by parties that held such securities prior to the Recapitalization and by the parties who purchased KCI Common Stock with the after-tax proceeds from the exercise of their SARs. The aggregate purchase price of the Preferred Stock paid by Kelso was approximately $105.0 million of which approximately $4.1 million was paid to KCI. The Company paid approximately $7.3 million of expenses in connection with the transaction.

As a result of the Recapitalization, KCI, through its direct majority interest in KCLLC and its wholly owned interest in Keyhold, effectively holds all of the membership interests in KCLLC. In addition all proceeds received by KCI from the Recapitalization were contributed to KCLLC for additional membership interest.

6. Provision for Income Taxes

For the six and three months ended June 30, 2000, the Company's provision for income taxes relates primarily to Guest, which was not converted to limited liability company ("LLC") during 1999. For the three months ended June 30, 1999 the tax provision primarily relates to VFC's consolidated taxable income as a C corporation. Through August 31, 1999, VFC (Note 2) and its subsidiaries were C corporations and were responsible for paying taxes on their income. Effective August 31, 1999, VFC was merged into KCLLC and most of VFC's subsidiaries, as well as BWE, Hudson and ESP, were converted to LLCs. Upon the subsidiaries' conversion to LLCs, the members of KCLLC became responsible for the taxes on the income of the Company, other than income of the subsidiaries that remained C corporations. Through May 22, 2000, KCI, the majority member of KCLLC, was an S corporation and the shareholders of KCI were personally responsible for the income taxes on the income of KCLLC that is allocated to KCI. Upon the consummation of the Recapitalization (Note 5), KCI automatically converted to C corporation status. Beginning May 23, 2000, the Company is responsible for taxes on the income of KCI and the Company.

7. Subsequent Event

On May 26, 2000, the Company entered into a definitive agreement to acquire all the outstanding common stock of Acme Electric Corporation ("ACME"), a public company and leader in the design and manufacture of power conversion equipment, for $9 per share in cash. The transaction is valued at approximately $56.7 million in total before expenses, including the assumption of $11.0 million of debt. Founded in 1917, ACME designs and manufactures power conversion equipment for electronic and electrical systems for industrial, commercial, residential, and military and aerospace applications. The Company plans to finance the transaction with existing cash balances and bank financing.

As a result of this acquisition, the Company is currently negotiating a new credit facility, which would be comprised of $100.0 million of term debt and a $40.0 million revolving credit facility. The Company anticipates closing the transaction during the second half of 2000.

Item 2-- Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999

Net Sales: Net sales increased by approximately $10.1 million, or 14.5%, from approximately $69.8 million for the six months ended June 30,1999 to approximately $79.9 million for the six months ended June 30, 2000. Net sales of the mechanical engineered components business increased by approximately $4.3 million, or 10.5%, from approximately $40.9 million for the six months ended June 30, 1999 to approximately $45.2 million for the six months ended June 30, 2000. Net sales of the electrical components business increased by approximately $5.8 million, or 20.1%, from approximately $29.0 million for the six months ended June 30, 1999 to approximately $34.8 million for the six months ended June 30, 2000.

The increase in net sales in the mechanical components business is primarily related to the Company's actuator product line, which was acquired as part of the VFC acquisition. The six months ended June 30, 2000 reflect the results of operations for the full period whereas the six months ended June 30, 1999 only reflects the results of operations from January 19, 1999. In addition, the increase in net sales of the mechanical components business was due to growth in the business' core markets as well as the integration of the G&H flexible shaft product line, which was acquired during February 1999.

The growth in sales of the electrical components business, which the Company entered into as a result of the VFC acquisition, is largely due to the inclusion of the results of operations of this business for the full six months in 2000 versus the six months ended June 30, 1999, which only reflect the results of operations from January 19, 1999. In addition, the electrical components business continues to experience growth in product sales designed for industrial markets.

Gross Profit: Gross profit increased by approximately $5.4 million, or 19.4%, from approximately $28.1 million for the six months ended June 30, 1999 to approximately $33.5 million for the six months ended June 30, 2000. Gross profit for the mechanical engineered components business increased by approximately $2.3 million or 14.7% from approximately $16.0 million for the six months ended June 30, 1999 to approximately $18.3 million for the six months ended June 30, 2000. Gross profit for the electrical components business increased by approximately $3.1 million or 26.2% from approximately $12.0 million for the six months ended June 30, 1999 to approximately $15.2 million for the six months ended June 30, 2000.

Gross profit, as a percentage of net sales, increased 1.7% from 40.2% for the six months ended June 30, 1999 to 41.9% for the six months ended June 30, 2000. Gross profit, as a percentage of net sales, for the mechanical engineered components business increased 1.4% from 39.1% for the six months ended June 30, 1999 to 40.5% for the six months ended June 30, 2000. Gross profit, as a percentage of net sales, for the electrical components business increased 2.1% from 41.6% for the six months ended June 30, 1999 to 43.7% for the six months ended June 30, 2000.

The increase in the gross profit and gross profit percentage for the mechanical components business are related to the inclusion of the actuator product line for the full quarter in 2000 versus 1999 which only reflects the results from January 19, 1999 as well as product mix across all of its product lines.

The margins for the electrical components business are generally higher as a result of the nature of the customer base to which the electrical components business targets a significant amount of its products. The increase in gross profit dollars is primarily related to the inclusion of the results of operations of the electrical components business for the full six months in 2000 versus 1999, which only reflects the results from January 19, 1999. The increase in gross profit percentage in the electrical components business is primarily related to product mix.

Selling, General and Administrative Expenses: SG&A expenses increased by approximately $857,000 or 5.5%, from approximately $15.6 million for the six months ended June 30, 1999 to approximately $16.4 million for the six months ended June 30, 2000. SG&A expenses for the mechanical components business remained at approximately $5.7 million for the six months ended June 30, 2000 and 1999. SG&A expenses for the electrical components business increased by approximately $745,000 or 9.6%, from approximately $7.8 million for the six months ended June 30, 1999 to approximately $8.5 million for the six months ended June 30, 2000.

SG&A, as a percentage of net sales, decreased by 1.7% from 22.3% for the six months ended June 30, 1999, to 20.6% for the six months ended June 30, 2000. SG&A, as a percentage of net sales, for the mechanical engineered components business decreased 1.5% from 14.2% for the six months ended June 30, 1999 to 12.7% for the six months ended June 30, 2000. SG&A, as a percentage of net sales, for the electrical components business decreased by 2.3% from 26.8% for the six months ended June 30, 1999, to 24.5% for the six months ended June 30, 2000. The mechanical and electrical components business' decline in SG&A as a percentage of net sales is primarily related to the business' ability to support top line growth on its established infrastructure. In addition, the electrical components business benefited from the formulation of its specialty electrical components product line through the integration of Marinco, Guest and certain product lines of Glendinning. The SG&A expenses, as a percentage of sales, of the electrical components business is generally higher than those of the mechanical components business as a result of the electrical components business maintaining higher levels of sales and marketing expenses due to the businesses to which it targets its products.

SAR Valuation Compensation and other: For the six months ended June 30, 2000, the Company recorded a charge of approximately $1.6 million related to outstanding stock appreciation rights. The stock appreciation rights ("SARs") were issued in conjunction with the. VFC acquisition in lieu of cash consideration for the purchase of equity held by VFC line management who continued with the Company. The Company is required to report any change in the valuation of the SARs as a charge against earnings. In connection with the Recapitalization (see Liquidity and Capital Resources), the SARs were exercised and the holders of the SARs purchased KCI Common Stock with a substantial portion of the after-tax proceeds of such exercise.

Income from Operations: Income from operations increased by approximately $2.7 million, or 21.4% from approximately $12.4 million for the six months ended June 30, 1999 to approximately $15.1 million for the six months ended June 30, 2000. This increase is the sum of the increase in gross profit of approximately $5.4 million less the increase in SG&A expenses and the SAR and non recurring expenses of approximately $2.8 million due to the factors discussed above.

Recapitalization fees: In connection with the Recapitalization (see Liquidity and Capital Resources), the Company incurred approximately $7.3 million of transaction fees.

Interest Expense: Interest expense decreased by approximately $427,000, or 5.9%, from approximately $7.3 million for the six months ended June 30, 1999 to approximately $6.8 million for the six months ended June 30, 2000. This decrease is due to lower levels of outstanding borrowings during the six months ended June 30, 2000 versus the six months ended June 30, 1999, as a result of the Company not having any borrowings outstanding under its revolving credit facility during the six months ended June 30, 2000. In addition, through June 30, 2000, the Company had repaid $8.0 million of principal of the Company's $60 million term loan. During January 1999, the Company amended its then current borrowing facilities (see Liquidity and Capital Resources below) in order to finance a large portion of the VFC acquisition as well as the G&H acquisition.

Provision for Income Taxes: The provision for income taxes decreased by approximately $785,000, or 43.3% from approximately $1.8 million for the six months ended June 30, 1999 to approximately $1.0 million for the six months ended June 30, 2000. This decrease is primarily related to the conversion of most of the subsidiaries acquired as part of the. VFC acquisition to LLC status effective August 31, 1999. Upon the subsidiaries' conversion to LLCs, the members of KCLLC became responsible for the taxes due on the income of the Company, other than income from the subsidiaries that remained C corporations. Through August 31, 1999 VFC and its subsidiaries were C corporations for tax purposes. As of June 30, 2000, the Company's continuing operations only include a provision for taxes on the income of one C corporation. The effective tax rate for the six months ended June 30, 2000 is approximately 74.7%, which is primarily attributable to the non-deductibility of the Recapitalization expenses. Such expenses are an adjustment to the KCI shareholder basis for tax purposes.

Through May 22, 2000, KCI, the majority member of KCLLC, was an S corporation and the shareholders of KCI were personally responsible for the income taxes on the income of KCLLC that is allocated to KCI. Upon the consummation of the Recapitalization (see Liquidity and Capital Resources), KCI automatically converted to C corporation status. Beginning May 23, 2000 the Company is responsible for taxes on the income of KCI and the Company.

Income from continuing operations: Income from continuing operations decreased by approximately $3.2 million, or 91.9%, from approximately $3.5 million for the six months ended June 30, 1999 to approximately $348,000 for the six months ended June 30, 2000. The decrease is primarily the result of increases in income from operations of approximately $2.7 million and other income of approximately $235,000 and decreases in interest expense and the provision for taxes of approximately $427,000 and 785,000, respectively, offset by the Recapitalization expenses of approximately $7.3 million, due to the factors discussed above.

Loss from discontinued operations: Loss from discontinued operations increased by approximately $3.9 million for the six months ended June 30, 2000. In April 2000, the Company consummated the sale of Heart and Cruising. The Company received approximately $9.0 million in proceeds before any transaction related expenses. Of the $9.0 million of proceeds, $600,000 was placed in escrow in accordance with the agreement. The Company recorded a loss on the disposal of Heart and Cruising of approximately $3.3 million. To the extent that cash is released from escrow, such funds will be recorded as a gain at that time.

Net (loss) income: Net loss increased by approximately $7.2 million, or 182.9%, from net income of approximately $3.9 million for the six months ended June 30, 1999 to a net loss of approximately $3.2 million for the six months ended June 30, 2000. The increase is the result of the sum of a decrease in income from continuing operations of approximately $3.2 million and an increase in loss from discontinued operations of approximately $3.9 million, due to the factors discussed above.

Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999

Net Sales: Net sales increased by approximately $1.4 million, or 3.6%, from approximately $39.0 million for the three months ended June 30, 1999 to approximately $40.4 million for the three months ended June 30, 2000. Net sales of the mechanical engineered components business increased by approximately $1.3 million, or 5.9%, from approximately $21.2 million for the three months ended June 30, 1999 to approximately $22.4 million for the three months ended June 30, 2000. Net sales of the electrical components business increased by approximately $157,000, or 0.9%, from approximately $17.8 million for the three months ended June 30, 1999 to approximately $18.0 million for the three months ended June 30, 2000.

The increase in net sales in the mechanical components business is primarily related to growth in the business' core markets as well as the integration of the G&H acquisition.

While the growth in sales of the electrical components business, which the Company entered into as a result of the VFC acquisition is 0.9% for the three months ended June 30, 1999, the prior period includes the revenues of Glendinning Marine Products, Inc. ("Glendinning") which was divested in November 1999. After removing the revenues for Glendinning for the prior quarter, the adjusted growth rate for the three months ended would have been 9.9%. This growth is related to the growth in the core markets of the electrical components business.

Gross Profit: Gross profit increased by approximately $1.1 million , or 7.1%, from approximately $15.9 million for the three months ended June 30, 1999 to approximately $17.1 million for the three months ended June 30, 2000. Gross profit for the mechanical engineered components business increased by approximately $820,000, or 9.7%, from approximately $8.4 million for the three months ended June 30, 1999 to approximately $9.2 million for the three months ended June 30, 2000. Gross profit for the electrical components business increased by approximately $310,000, or 4.1%, from approximately $7.5 million for the three months ended June 30, 1999 to approximately $7.8 million for the three months ended June 30, 2000.

Gross profit, as a percentage of net sales, increased 1.4% from 40.9% for the three months ended June 30, 1999 to 42.3% for the three months ended June 30, 2000. Gross profit, as a percentage of net sales, for the mechanical engineered components business increased 1.4% from 39.8% for the three months ended June 30, 1999 to 41.2% for the three months ended June 30, 2000. Gross profit, as a percentage of net sales, for the electrical component business increased 1.4% from 42.2% for the three months ended June 30, 1999 to 43.6% for the three months ended June 30, 2000.

The increase in the gross profit is related to the sales growth of the mechanical components business as well as its growth in gross profit percentage. The growth in gross profit percentage for the mechanical components business is related to product mix across each of the product lines of the mechanical components business.

The margins for the electrical components business are generally higher as a result of the nature of the customer base to which the electrical components business targets a significant amount of its products. The increase in gross profit is primarily related to the growth in gross profit percentage. The increase in gross profit percentage in the electrical components business is primarily related to product mix.

Selling, General and Administrative Expenses: SG&A expenses decreased by approximately $362,000 or 4.1%, from approximately $8.7 million for the three months ended June 30, 1999 to approximately $8.4 million for the three months ended June 30, 2000. SG&A expenses for the mechanical components business decreased by approximately $228,000, or 7.4%, from approximately $3.1 million for the three months ended June 30, 1999 to approximately $2.9 million for the three months ended June 30, 2000. SG&A expenses for the electrical components business decreased by approximately $416,000, or 8.8%, from approximately $4.7 million for the three months ended June 30, 1999 to approximately $4.3 million for the three months ended June 30, 2000.

SG&A, as a percentage of net sales, decreased by 1.7% from 22.4% for the three months ended June 30, 1999 to 20.7% for the three months ended June 30, 2000. SG&A, as a percentage of net sales, for the mechanical engineered components business decreased approximately 1.8% from 14.5% for the three months ended June 30, 1999 to 12.7% for the three months ended June 30, 2000. SG&A, as a percentage of net sales, for the electrical components business decreased by 2.6% from 26.6% for the three months ended June 30, 1999 to 24.0% for the three months ended June 30, 2000. The decrease in the SG&A dollars and percentage is the result of continued cost containment and the final rationalization of the Valley Forge Corporation acquisition, which has resulted in lower corporate overhead as well as lower

SG&A expenses for the electrical components business resulting from the formulation of its specialty electrical components product line through the integration of Marinco, Guest and certain product lines of Glendinning. The SG&A expenses, as a percentage of sales, of the electrical components business is generally higher than those of the mechanical components business as a result of the electrical components business maintaining higher levels of sales and marketing expenses due to the businesses to which it targets its products.

SAR Valuation Compensation and other: For the three months ended June 30, 2000, the Company recorded a charge of approximately $1.6 million related to outstanding SARs. The SARs were issued in conjunction with the VFC acquisition in lieu of cash consideration for the purchase of equity held by VFC line management who continued with the Company. The Company is required to report any change in the valuation of the SARs as a charge against earnings. In connection with the Recapitalization (see Liquidity and Capital Resources), the SARs were exercised and the holders of the SARs purchased KCI Common Stock with a substantial portion of the after-tax proceeds of such exercise.

Income from Operations: Income from operations decreased by approximately $443,000, or 6.2%, from approximately $7.2 million for the three months ended June 30, 1999 to approximately $6.7 million for the three months ended June 30, 2000. This decrease is the sum of the increase in gross profit of approximately $1.1 million plus the decrease in SG&A expenses of approximately $362,000 offset by the increase on stock appreciation compensation and other of approximately $1.9 million.

Recapitalization Transaction fees: In connection with the Recapitalization (see Liquidity and Capital Resources), the Company incurred approximately $7.3 million of transaction fees.

Interest Expense: Interest expense decreased by approximately $352,000, or 9.3%, from approximately $3.8 million for the three months ended June 30, 1999 to approximately $3.4 million for the three months ended June 30, 2000. This decrease is due to lower levels of outstanding borrowing during the three months ended June 30, 2000 versus the three months ended June 30, 1999, as a result of the Company not having any borrowing outstanding under its revolving credit facility during the current quarter. In addition, through June 30, 2000, the Company had repaid $8.0 million of principal of the Company's $60 million term loan. During January 1999, the Company amended its then current borrowing facilities (see Liquidity and Capital Resources below) in order to finance a large portion of the VFC acquisition as well as the G&H acquisition.

Provision for Income Taxes: The provision for income taxes decreased by approximately $359,000, or 33.2%, from approximately $1.1 million for the three months ended June 30, 1999 to approximately $723,000 for the three months ended June 30, 2000. This decrease is primarily related to the conversion of most of the subsidiaries acquired as part of the VFC acquisition to LLC status effective August 31, 1999. Upon the subsidiaries' conversion to LLC's, the members of KCLLC became responsible for the taxes due on the income of the Company, other than the income from the subsidiaries that remained C corporations. Through August 31, 1999, VFC and its subsidiaries were C corporations for tax purposes. As of June 30, 2000, the Company's continuing operations only include a provision for taxes on the income of one C corporation. The effective tax rate for the three months ended June 30, 2000 is significantly higher than the statutory rate of 34%. This is primarily attributable to the non-deductibility of the Recapitalization expenses. Such expenses are an adjustment to shareholder basis for tax purposes.

Through May 22, 2000, KCI, the majority member of KCLLC, was an S corporation and the shareholders of KCI were personally responsible for the income taxes on the income of KCLLC that is allocated to KCI. Upon the consummation of the Recapitalization (see Liquidity and Capital Resources), KCI automatically converted to C corporation status. Beginning May 23, 2000, the Company is responsible for taxes on the income of KCI and the Company.

(Loss) income from continuing operations: Loss from continuing operations increased by approximately $6.9 million, or 292.1%, from income from continuing operations of approximately $2.4 million for the three months ended June 30, 1999 to a loss from continuing operations of approximately $4.5 million for the three months ended June 30, 2000. The increase is primarily the result of a decrease in income from operations of approximately $443,000, the Recapitalization expenses of approximately $7.3 million offset by an increase in other income of approximately $139,000 and decreases in interest expense and the provision for taxes of approximately $352,000 and $359,000, respectively, due to the factors discussed above.

Loss from discontinued operations: Loss from discontinued operations increased by approximately $560,000 for the three months ended June 30, 2000. In April 2000, the Company consummated the sale of Heart and Cruising. The Company received approximately $9.0 million in proceeds before any transaction related expenses. Of the $9.0 million of proceeds, $600,000 was placed in escrow in accordance with the agreement. The Company recorded a loss on disposal of Heart and Cruising of approximately $3.3 million. To the extent that cash is released from escrow, such funds will be recorded as a gain at that time.

Net (loss) income: Net loss increased by approximately $7.5 million, or 301.4%, from net income of approximately $2.5 million for the three months ended June 30, 1999 to a net loss of approximately $5.0 million for the three months ended June 30, 2000. The increase is the result of the sum of an increase in loss from continuing operations of approximately $6.9 million and an increase in loss from discontinued operations of approximately $560,000, due to the factors discussed above.

Liquidity and Capital Resources

The Company has historically generated funds from its operations, and its working capital requirements generally have not materially fluctuated from quarter to quarter. The Company's other main source of liquidity was historically derived from the Company's term loan and revolving credit facility. In January 1999, the Company amended its former acquisition and revolving loans to provide for a $60-million term loan and a $40-million revolving credit facility. The term loan is payable in quarterly installments through January 19, 2005. Current maturities of long-term debt at June 30, 2000 included $4.5 million related to the term loan. The revolving credit facility commitment (of which there were no borrowings outstanding at June 30, 2000) is for six years. The term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to the agent's base rate plus an applicable margin which will vary from 1.50% to 2.25%.

The Company's remaining liquidity demands will be for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's $80 million of senior notes require semiannual interest payments on the outstanding principal. The term loan requires quarterly principal and interest payments. Under its new revolving credit facility, the Company has the option to lock in a specified interest rate by entering into a contract, which rolls over at different time intervals, usually within 90 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. As of June 30, 2000, the Company had no outstanding commitments for capital expenditures and anticipates further capital expenditures of approximately $2.8 million for the remainder of fiscal 2000. The expenditures are needed primarily to maintain its facilities, expand its production capacity in order to take advantage of profitable market opportunities, and to further automate its production processes to maximize profitability. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service, and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility.

In connection with the Company's desire to continue to grow through acquisition and be a leading supplier of essential componentry, KCI and its shareholders consummated a Recapitalization of KCI with affiliates of Kelso & Company ("Kelso") pursuant to which, among other things:

      o KCI was recapitalized with Common Stock and Preferred Stock;

      o KCI shareholders exchanged approximately 862,000 shares of their Common Stock for Preferred Stock and KCI optionholders exercised options to purchase 20,533 shares of Common Stock, all of which were then exchanged for shares of Preferred Stock. All such Preferred Stock was immediately sold to Kelso for cash at approximately $117 per share;

      o SGC Partners II LLC ("SG"), which owned all of the stock of Keyhold, Inc. ("Keyhold"), which owned approximately 11.1% of the membership interests of KCLLC prior to the Recapitalization, exchanged all of its Keyhold stock for shares of Preferred Stock which were immediately sold to Kelso for cash at approximately $117 per share, terminating Keyhold's right to require KCLLC to repurchase Keyhold's outstanding investment in KCLLC at the then current market value thereof;

      o Holders of KCI stock appreciation rights ("SARs") exercised their SARs and with a substantial portion of their after-tax proceeds from the exercise, purchased Common Stock;

      o Kelso purchased an aggregate of approximately 35,000 shares of Preferred Stock from KCI at approximately $117 per share.

At the closing of the Recapitalization, KCI, Kelso and certain shareholders of KCI entered into a Shareholders Agreement and a Registration Rights Agreement and KCI and Kelso entered into an Advisory Agreement.

Effective upon the consummation of the Recapitalization, Kelso owns all of the Preferred Stock. The Preferred Stock is not entitled to vote for the election of directors but is entitled to designate two members of KCI's seven member Board of Directors. In addition, the Preferred Stock has certain approval rights and is convertible into Common Stock at the holder's option (upon conversion would constitute approximately 67.2% of the total outstanding common equity of KCI on a fully diluted basis). The Preferred Stock has a liquidation preference equal to its purchase price plus accrued dividends, bears a 1% dividend payable in kind and is redeemable at the option of the holder after June 2, 2009. All of the outstanding Common Stock and options to purchase Common Stock of KCI continue to be held by parties that held such securities prior to the Recapitalization and by the parties who purchased KCI Common Stock with the after-tax proceeds from the exercise of their SARs. The aggregate purchase price of the Preferred Stock paid by Kelso was approximately $105.0 million of which approximately $4.1 million was paid to KCI. The Company paid approximately $7.3 million of expenses in connection with the transaction.

As a result of the Recapitalization, KCI, through its direct majority interest in KCLLC and its wholly owned interest in Keyhold, effectively holds all of the membership interests in KCLLC. In addition all proceeds received by KCI from the Recapitalization were contributed to KCLLC for additional membership interest.

Cash flows provided by operating activities were approximately $7.3 million and $8.3 million for the six months ended June 30, 2000 and 1999, respectively. The net decrease of $1.0 million over the prior period is the sum of a decrease in cash provided by continuing operations of approximately $593,000 and a decrease in cash provided by discontinued operations of approximately $420,000. The decrease in cash provided by continuing operations is primarily related to a decrease in net income plus non-cash charges of approximately $1.5 million plus a net increase in inventories of approximately $1.8 million offset by a net decrease in prepaid and other current assets of approximately $1.9 million and a net increase of accounts payable and accrued expenses of approximately $826,000. The decrease in net income plus non-cash charges is primarily related to the decrease in income from continuing operations, which decreased approximately $1.5 million (net after the addback of the SAR compensation charge of approximately $1.6 million). The net increases of inventory and accounts payable and accrued expenses were primarily related to the Company's growth over 1999.

Cash flows from investing activities provided net cash of approximately $6.7 million during the six months ended June 30, 2000 and used net cash of approximately $82.7 million for the six months ended June 30, 1999. The primary reason for the decrease in investing activities was the acquisitions of VFC and G&H, completed during the three months ended June 30, 1999. The Company also sold Force 10 during that same period, which it had acquired as part of VFC, for $1.7 million in cash. During the six months ended June 30, 2000 the Company sold most of its inverter operations for net proceeds of approximately $8.4 million. Capital expenditures for the six months ended June 30, 2000 and 1999 were approximately $1.7 million and $1.4 million, respectively.

Cash flows from financing activities used net cash of approximately $6.3 million during the six months ended June 30, 2000 and provided net cash of $67.9 million for the six months ended June 30, 1999. The $74.1 million net decrease is primarily attributable to proceeds received under the Company's new term loan and revolving credit facility during the six months ended June 30, 1999. This was offset by the repayment of approximately $15.1 million of long-term debt and other long-term obligations, the most significant portion being the repayment of approximately $8.9 million of VFC's long-term debt, made in conjunction with its acquisition. In connection with the new debt facilities, the Company incurred approximately $2.1 million of deferred financing costs during the six months ended June 30, 1999. During the six months ended June 30, 2000, the Company paid approximately $3.1 million of long term debt, primarily related to payment on its outstanding term loan. The Company also realized proceeds from capital contributions of approximately $7.1 million and $3.3 million during the six months ended June 30, 2000 and 1999, respectively. The capital contributions received during the six months ended June 30, 2000 were received in connection with the Recapitalization. During the six months ended June 30, 2000 and 1999 the Company paid capital withdrawals of approximately $2.4 million and $703,000, respectively, which were primarily related to member tax distributions. In connection with the divestitures of Glendinning and the Inverter business, the Company paid, during the six months ended June 30, 2000, approximately $420,000 related to outstanding vested SARs with certain members of operating management of these divestitures. In connection with the Recapitalization, the Company paid approximately $7.1 million to the holders of the Company's SARs, who had exercised all their outstanding SARs and purchased Common Stock with a substantial portion of their after-tax proceeds from the exercise.

On May 26, 2000, the Company entered into a definitive agreement to acquire all the outstanding common stock of Acme Electric Corporation ("ACME"), a public company and a leader in the design and manufacture of power conversion equipment, for $9 per share in cash. The transaction is valued at approximately $56.7 million before expenses, including the assumption of $11 million of debt. Founded in 1917, ACME designs and manufactures power conversion equipment for electronic and electrical systems for industrial, commercial, residential, and military and aerospace applications. The Company plans to finance the transaction with existing excess cash balances and bank financing.

As a result of this acquisition, the Company is currently negotiating a new credit facility, which would be comprised of $100.0 million of term debt and a $40.0 million revolving credit facility. The Company anticipates closing the transaction during the second half of 2000.

Management believes that the Company's cash flow from operations, together with its borrowing availability under its existing credit facilities and its relationship with Kelso, will be adequate to meet its anticipated capital requirements for the foreseeable future.

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

Backlog

The Company's backlog of orders as of June 30, 2000 was approximately $29 million. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A substantial portion of the Company's sales have a three-to-eight-week lead time and, therefore, only a small portion of orders, in relation to the annual sales of the Company, are in backlog at any point in time. In addition, purchase orders can generally be cancelled at any time without penalty.

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

Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

The Company's primary exposure to market risk is related to the variability in interest rates associated with the Company's outstanding term loan and the $40-million revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the agent's base rate, which is equivalent to prime plus an applicable margin, or LIBOR plus an applicable margin specified in the agreement. All of the borrowings under the term loan, which had $52.0 million outstanding as of June 30, 2000, are locked in at approximately 9.3% until August 27, 2000, when the underlying LIBOR contracts are up for renewal. The Company had no borrowings outstanding under its revolving credit facility during the three months ended June 30, 2000.

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

                                                KEY COMPONENTS, LLC


Date: August 11, 2000                           By: /s/ CLAY B. LIFFLANDER
                                                   -----------------------
                                                      Clay B. Lifflander
                                                      Chief Executive Officer


Date: August 11, 2000                           By:  /s/ ROBERT B. KAY
                                                   -------------------
                                                      Robert B. Kay
                                                      President


Date: August  11, 2000                          By:  /s/ KEITH A. MCGOWAN
                                                   ----------------------
                                                      Keith A. McGowan
                                                      Chief Financial Officer

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                KEY COMPONENTS FINANCE CORP.


Date: August 11, 2000                           By: /s/ CLAY B. LIFFLANDER
                                                   -----------------------
                                                      Clay B. Lifflander
                                                      Chief Executive Officer


Date: August 11, 2000                           By: /s/ ROBERT B. KAY
                                                   ------------------
                                                      Robert B. Kay
                                                      President

Date: August 11, 2000                           By: /s/ KEITH A. MCGOWAN
                                                   ---------------------
                                                      Keith A. McGowan
                                                      Chief Financial Officer