Form 10-Q
period 2000-09-30
KEY COMPONENTS LLC; KEY COMPONENTS FINANCE CORP
filed 2000-11-13
CIK 1065418, 1065419

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

For the quarterly period ended September 30, 2000

       Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from........................ to ......................

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

                              [x] Yes [ ] No

     As of November 10, 2000, all of the membership interests in Key Components, LLC were owned by Key Components, Inc. and Keyhold, Inc., privately held New York corporations. All of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

================================================================================

                               KEY COMPONENTS, LLC

                                 Form 10-Q Index

                               September 30, 2000

                                                                           Page
                                                                          Number
                                                                          ------
PART I -   Financial Information

Item 1.--  Consolidated Financial Statements:

           Balance Sheets..............................................       3
           Statements of Operations....................................       4
           Statements of Cash Flows....................................       5
           Statements of Members' Equity..............................        6
           Notes to Consolidated Financial Statements..................       7

Item 2. -- Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      14

Item 3.--  Quantitative and Qualitative Disclosures about Market Risk..      23

PART  II - Other Information

Item 6.--  Exhibits and Reports on Form 8-K............................      24

Signatures ............................................................      25

                         PART I -- FINANCIAL INFORMATION

Item 1 -- Consolidated Financial Statements

                      KEY COMPONENTS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       September 30,             December 31,
                                                                           2000                      1999
                                                                       -------------             ------------
Assets:                                                                 (Unaudited)
Current
   Cash and cash equivalents                                             $  8,297                  $  4,171
    Accounts receivable, net of allowance for doubtful accounts
     of $407 and $511, respectively                                        19,889                    18,944
   Inventories                                                             27,093                    22,372
    Prepaid expenses and other current assets                               1,342                     1,140
    Net assets of discontinued operations                                   2,836                    14,610
                                                                         --------                  --------
     Total current assets                                                  59,457                    61,237

Property and equipment, net                                                18,576                    19,038
Goodwill, net                                                              90,253                    92,098
Deferred financing costs, net                                               5,593                     5,965
Intangibles, net                                                              864                     1,251
Other assets                                                                1,019                       969
                                                                         --------                  --------
                                                                         $175,762                  $180,558
                                                                         ========                  ========

Liabilities and Member's Equity:
Current
   Current portion of long-term debt and other long-term
    obligations                                                          $  8,091                  $  4,759
   Accounts payable                                                         5,538                     6,372
   Accrued interest                                                         2,924                     1,660
   Accrued compensation                                                     3,106                     3,881
   Accrued expenses and other current liabilities                           4,535                     3,529
                                                                         --------                  --------
     Total current liabilities                                             24,194                    20,201


Long term debt                                                            124,822                   131,362
Accrued stock appreciation rights liability                                     -                     5,898
Accrued lease costs                                                           562                       586
                                                                         --------                  --------
     Total liabilities                                                    149,578                   158,047

Redeemable member's equity                                                      -                    13,100

Members' equity                                                            26,184                     9,411
                                                                         --------                  --------
                                                                         $175,762                  $180,558
                                                                         ========                  ========


   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited, in thousands)


                                                   For the Nine Months Ended    For the Three Months Ended
                                                        September 30,                September 30,
                                                   -------------------------    --------------------------
                                                      2000          1999         2000             1999
                                                    ----------    ---------    ---------       --------
Net sales                                           $ 116,235     $ 106,675    $ 36,301        $ 36,851
Cost of goods sold                                     67,594        63,112      21,152          21,345
                                                    ---------     ---------    --------        --------
         Gross profit                                  48,641        43,563      15,149          15,506

Selling, general and administrative
  expenses                                             23,825        24,607       7,395           9,034
Stock appreciation compensation and other               2,125         1,577         125           1,495
                                                    ---------     ---------    --------        ----------
         Income from operations                        22,691        17,379       7,629           4,977

Other income (expense):
   Other income                                           562           302         151             126
   Recapitalization fees                               (7,841)            -        (525)              -
   Interest expense                                   (10,288)      (10,980)     (3,440)         (3,705)
                                                    ---------     ---------    --------        ----------
Income before provision for income taxes and
  extraordinary item                                    5,124         6,701       3,815           1,398
Provision for income taxes                              3,240         2,725       2,214             914
                                                    ---------     ---------    --------        ----------
Income from continuing operations                       1,884         3,976       1,601             484
Discontinued Operations:
  (Loss) income from operations of the
  inverter business (less income tax
  expense (credit) of $0, $108, $0 and
  ($242), respectively)                                  (234)          165         (26)           (256)


  Loss on disposal of Heart and Cruising               (3,317)            -           -               -
                                                    ---------     ---------    --------        ----------
     (Loss) income from discontinued
         operations                                    (3,551)          165         (26)           (256)
                                                    ---------     ---------    --------        ----------
      Net (loss) income                             $  (1,667)    $   4,141    $  1,575        $    228
                                                    =========     =========    ========        ==========


   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                  For the Nine Months Ended September 30,
                                                                  ---------------------------------------
                                                                         2000                 1999
                                                                      ---------             ---------
Cash flows from operating activities:
     Net (loss) income                                                $ (1,667)             $  4,141
     Adjustments to reconcile net (loss) income to net
       cash provided by operating activities:
       Loss (income) of discontinued operations                          3,551                  (165)
       Depreciation and amortization                                     5,708                 5,734
       Stock appreciation rights compensation                            1,681                 1,488
       Compensation charge for exercised options                            45                     -
       Changes in assets and liabilities, net of
            acquisitions:
            Accounts receivable                                           (945)               (1,621)
            Inventories                                                 (4,721)               (1,508)
            Prepaid expenses and other assets                             (252)               (1,236)
            Accounts payable                                              (940)               (1,047)
            Accrued expenses and other liabilities                       2,176                 6,007
                                                                      --------              --------
Net cash provided by continuing operations                               4,636                11,793
Net cash (used in) provided by discontinued operations                    (167)                1,099
                                                                      --------              --------
Net cash provided by operating activities                                4,469                12,892
                                                                      --------              --------

Cash flows from investing activities:
     Acquisition of Valley Forge Corporation                                 -               (82,452)
     Acquisition of G&H Technology, Inc.                                     -                (3,988)
     Proceeds from sale of from divestitures                             8,390                 5,464
     Capital expenditures                                               (2,222)               (2,254)
                                                                      --------              --------
Net cash provided by (used in) investing activities                      6,168               (83,230)
                                                                      --------              --------

Cash flows from financing activities:
     Payments of long-term debt and capital lease obligations           (3,165)              (32,190)
     Payment of stock appreciation rights                               (7,579)                    -
     Proceeds from debt issued                                                                82,638
     Proceeds from capital contributions and the
       exercise of options                                               7,111                12,823
     Capital withdrawals                                                (2,460)                 (911)
     Deferred financing costs                                             (418)               (2,189)
                                                                      --------              --------
Net cash (used in) provided by financing activities                     (6,511)               60,171
                                                                      --------              --------
Net (decrease) increase in cash and cash equivalents                     4,126               (10,167)
Cash and cash equivalents, beginning of period                           4,171                13,119
                                                                      --------              --------
Cash and cash equivalents, end of period                              $  8,297              $  2,952
                                                                      ========              ========



   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                                 (In thousands)


                                                                   For the Nine Months            For the Year
                                                                   Ended September 30,                Ended
                                                                          2000                  December 31, 1999
                                                                  ----------------------      ----------------------
                                                                       (unaudited)
Members' Equity, beginning of period                                    $  9,411                      $7,674


Capital contributions and proceeds from the exercise of
  options                                                                  7,111                       3,336
Tax benefit of options exercised                                             644                           -
Capital withdrawals                                                       (2,460)                     (2,317)
Redeemable member's interest accretion to market
  value                                                                   (3,087)                     (4,097)
Reclass of redeemable member's interest                                   16,187                           -
Option exercise compensation charge                                           45                           -
Net (loss) income                                                         (1,667)                      4,815
                                                                         -------                      ------
Members' Equity, end of period                                           $26,184                      $9,411
                                                                         =======                      ======



   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1. Basis of Presentation

The consolidated financial statements for all periods presented include the financial statements of Key Components, LLC ("KCLLC"), and its wholly owned subsidiaries (collectively the "Company") from their respective dates of acquisition. All significant intercompany transactions have been eliminated.

The Company is in the business of the manufacture and sale of custom engineered essential componentry in a diverse array of end use markets. Through its two business segments, mechanical engineered components and electrical components, the Company targets its products to original equipment manufacturers ("OEMs"). The Company's mechanical engineered components business, whose product offerings consist primarily of medium security lock products and accessories, flexible shaft and remote valve control components and turbo-charger actuators, are manufactured by Hudson Lock, LLC ("Hudson"), ESP Lock Products, LLC ("ESP"), B.W. Elliott Manufacturing, LLC ("BWE") and Gits Manufacturing, LLC ("Gits"). The Company's electrical components business, whose product offerings include specialty electrical components including, but not limited to, weather- and corrosion-resistant wiring devices and battery chargers and high-voltage utility switches, are manufactured by Marine Industries, LLC ("Marinco"), Atlantic Guest, Inc. ("Guest") and Turner Electric, LLC ("Turner").

The Company has an ownership interest of approximately 47% in a Dutch enterprise in the business of manufacturing and selling power inverters and related instrumentation. In November 1999, the Company had determined to sell its interests in the inverter business and has classified the related net assets of and results of operations as discontinued (Note 2).

Key Components, Inc. ("KCI"), a New York corporation, holds directly, and through its wholly owned interest in Keyhold, Inc. (Note 5), indirectly, all of the membership interests in KCLLC. KCI holds no other assets other than its investments in KCLLC and Keyhold. Keyhold holds no other assets other than its investment in KCLLC. Neither KCI nor Keyhold have any operations. As a result, all transactions of or obligations related to KCI and all transactions of or obligations related to Keyhold from its date of acquisition by KCI are reflected in the consolidated financial statements of KCLLC.


The accompanying unaudited financial statements of the Company contain all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. The results of operations for the interim periods are not necessarily indicative of the results for full years. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K.


2. Acquisitions

During the nine months ended September 30, 1999, the Company acquired the entities described below, which were accounted for by the purchase method of accounting. The results of their operations have been included in the consolidated financial statements since their respective dates of acquisition.

On January 19, 1999, the Company acquired all of the outstanding shares of Valley Forge Corporation ("VFC") for a purchase price of approximately $84.0 million (including the issuance of stock appreciation rights of approximately $1.4 million) and assumed liabilities of approximately $21.7 million. In conjunction with the acquisition, the Company repaid approximately $8.9 million of VFC's outstanding long-term debt out of the approximately $21.7 million of liabilities assumed as part of the acquisition. VFC manufactured electrical and mechanical engineered components sold to OEMs, dealers, and distributors. The Company recorded the excess purchase price over net assets acquired of approximately $52.5 million as goodwill. The Company ascribed a thirty-five year useful life to this goodwill.

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

The Company is currently negotiating to sell its interest in Mastervolt, however no definitive agreement has been signed to date.

The summary of the operations of the power inverter business for the nine and three months ended September 30, 2000 and 1999 is as follows:

                                                            Nine months Ended              Three Months ended
(in thousands)                                                September 30,                   September 30,
                                                          ------------------------        --------------------
                                                            2000            1999           2000           1999
                                                          -------          -------        ------        ------
Net sales                                                 $ 6,573          $15,969        $    -        $4,881
                                                          -------          -------        ------        ------

(Loss) income from operations of the inverter
  business (less income tax expense (credit) of $0,
  $108, $0, ($242), respectively)                            (234)             165           (26)         (256)
Loss on disposal of Heart and Cruising                     (3,317)               -             -             -
                                                           ------          -------        ------        ------
Net (loss) income of discontinued operations              $(3,551)         $   165        $  (26)       $ (256)
                                                          =======          =======        ======        ======

On February 5, 1999, the Company acquired all of the assets of G&H Technology, Inc. ("G&H") for $4.0 million in cash and the assumption of certain liabilities. The Company recorded goodwill of approximately $3.0 million in connection with the acquisition. The Company integrated the G&H acquisition into its flexible shaft product line.

The acquisitions were financed with available Company resources and approximately $82 million from the Company's $60 million term loan and a $40 million revolving credit facility (Note 7). The term loan is payable in quarterly installments through January 19, 2005. Current maturities of long-term debt at September 30, 2000 included $8.0 million related to the term loan. The revolving credit facility commitment (of which there were no borrowings outstanding at September 30, 2000) is for six years. The term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to the agent's base rate plus an applicable margin which will vary from 1.50% to 2.25%. The revolving credit facility also requires that a fee be paid of 0.50% on the unused portion of the facility.


3.   Inventories

Inventories consist of the following:


(In thousands)              September 30,                   December 31,
                                 2000                           1999
                            -------------                   ------------

Raw materials                  $13,316                        $10,774
Work-in-process                  7,257                          6,401
Finished goods                   6,520                          5,197
                               -------                        -------
 Total inventories             $27,093                        $22,372
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


The Company evaluates performance and allocates resources based on profit or loss from operations before interest, taxes and depreciation and amortization ("EBITDA"). In its calculation of EBITDA certain charges that management determines as non-recurring are excluded. Segment information for the nine and three months ended September 30, 2000 and 1999 is as follows:


(In thousands)                                    Mechanical
                                                  Engineered              Electrical
                                                  Components              Components                 Total
                                              --------------------    --------------------    --------------------
Nine months ended September 30, 2000:
   Net sales from external customers               $ 66,435                 $49,800                $116,235
   Intersegment net sales                               305                       -                     305
   Segment profit - EBITDA                           21,992                  11,052                  33,044
   Segment assets                                   107,602                  53,014                 160,616
   Depreciation and amortization                      3,415                   1,555                   4,970

Nine months ended September 30, 1999:
   Net sales from external customers               $ 61,368                 $45,307                $106,675
   Intersegment net sales                               290                       -                     290
   Segment profit - EBITDA                           19,057                   8,586                  27,643
   Segment assets                                   112,007                  58,428                 170,435
   Depreciation and amortization                      3,091                   1,975                   5,066

December 31, 1999:
   Segment assets                                  $ 91,037                 $71,534                $162,571


(In thousands)                                    Mechanical
                                                  Engineered               Electrical
                                                  Components              Components                 Total
                                              --------------------    --------------------    --------------------
Three months ended September 30, 2000:
   Net sales from external customers               $ 21,252                 $15,049                 $36,301
   Intersegment net sales                                (9)                      -                      (9)
   Segment profit - EBITDA                            7,080                   3,346                  10,426
   Segment assets                                   107,602                  53,014                 160,616
   Depreciation and amortization                      1,129                     516                   1,645

Three months ended September 30, 1999:
   Net sales from external customers               $ 20,489                 $16,362                 $36,851
   Intersegment net sales                                57                       -                      57
   Segment profit - EBITDA                            6,761                   3,100                   9,861
   Segment assets                                   112,007                  58,428                 170,435
   Depreciation and amortization                      1,058                     747                   1,805

Reconciliation of Selected Segment Information to the Company's Consolidated
Totals:


(In thousands)                                           Nine Months Ended                         Three Months Ended
                                                           September 30,                              September 30,
                                                  ---------------------------------             ----------------------------
                                                     2000                    1999                 2000                1999
                                                   --------                --------             -------             --------
Profit or loss:
  Total profit from reportable segments            $ 33,044                 $27,643             $10,426              $ 9,861
  Reconciling  items:
     Corporate expenses                              (2,158)                 (2,651)               (632)              (1,235)
     Depreciation and amortization                   (5,708)                 (5,734)             (1,889)              (2,028)
     Interest expense                               (10,288)                (10,980)             (3,440)              (3,705)
     Non-recurring charges (1)                       (9,766)                 (1,577)               (650)              (1,495)
                                                   --------                 -------             -------              -------
 Total consolidated income before taxes and
     extraordinary item                            $  5,124                 $ 6,701             $ 3,815              $ 1,398
                                                   ========                 =======             =======              =======

(1) Non-recurring charges primarily relate to the Recapitalization expenses and the charges taken in connection with the Stock appreciation rights compensation.

Assets:                                          September 30,           December 31,
                                                      2000                   1999
                                                 -------------           ------------
   Total assets for reportable segments              160,616                $162,571
    Unallocated amounts:
       Corporate assets                               12,310                   3,377
       Net assets of discontinued
         operations                                    2,836                  14,610
                                                    --------                --------
 Total consolidated assets                          $175,762                $180,558
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

     o Holders of KCI stock appreciation rights ("SARs") exercised their SARs and, with a substantial portion of their after-tax proceeds from the exercise, purchased Common Stock from KCI;

     o Kelso purchased an aggregate of approximately 35,000 shares of Preferred Stock from KCI at approximately $117 per share.

At the closing of the Recapitalization, KCI, Kelso and certain shareholders of KCI entered into a Shareholders Agreement and a Registration Rights Agreement and KCI and Kelso entered into an Advisory Agreement.

Effective upon the consummation of the Recapitalization, Kelso became the owner of all of the Preferred Stock. The Preferred Stock is not entitled to vote for the election of directors but is entitled to designate two members of KCI's seven member Board of Directors. In addition, the Preferred Stock has certain approval rights and is convertible into Common Stock at the holder's option (upon conversion of the Preferred Stock would constitute approximately 67.2% of the total outstanding Common Stock of KCI, on a fully diluted basis). The Preferred Stock has a liquidation preference equal to its purchase price plus accrued dividends, bears a 1% dividend payable in kind and is redeemable at the option of the holder after June 2, 2009. All of the outstanding Common Stock and options to purchase Common Stock of KCI continue to be held by parties that held such securities prior to the Recapitalization and by the parties who purchased Common Stock with the after-tax proceeds from the exercise of their SARs. The aggregate purchase price of the Preferred Stock paid by Kelso was approximately $105.0 million of which approximately $4.1 million was paid to KCI. The Company paid approximately $7.8 million of expenses in connection with the transaction.

As a result of the Recapitalization, KCI, through its direct majority interest in KCLLC and its wholly owned interest in Keyhold, effectively holds all of the membership interests in KCLLC. In addition all proceeds received by KCI from the Recapitalization were contributed to KCLLC for additional membership interest.

6.   Provision for Income Taxes

For the nine and three months ended September 30, 2000, the Company's provision for income taxes relates primarily to the Company's taxable income subsequent to the termination of KCI's S corporation election and Guest, which was not converted to a limited liability company ("LLC") during 1999. For the nine and three months ended September 30, 1999 the tax provision primarily relates to VFC's consolidated taxable income as a C corporation. Through August 31, 1999, VFC (Note 2) and its subsidiaries were C corporations and were responsible for paying taxes on their income. Effective August 31, 1999, VFC was merged into KCLLC and most of VFC's subsidiaries, as well as BWE, Hudson and ESP, were converted to LLCs. Upon the subsidiaries' conversion into LLCs, the members of KCLLC (KCI and Keyhold) became responsible for the taxes on the income of the Company, other than income of the subsidiaries that remained C corporations. Through May 22, 2000, KCI, the majority member of KCLLC, was an S corporation and shareholders of KCI were personally responsible for the income taxes on the income of KCLLC that is allocated to KCI. Upon the consummation of the Recapitalization (Note 5), KCI automatically converted to C corporation status. In addition, KCI acquired Keyhold, the minority member of KCLLC, who is a C corporation for tax purposes. Beginning May 23, 2000, the Company became responsible for taxes on the income of KCI, Keyhold and the Company.

7.   Acme Electric Corporation

On May 26, 2000, the Company entered into a definitive agreement to acquire all the outstanding common stock of Acme Electric Corporation ("ACME"), a public company, for $9 per share in cash. ACME designs and manufactures power conversion equipment for electronic and electrical systems for industrial, commercial, residential, and military and aerospace applications. The transaction is valued at approximately $56.7 million in total before expenses, including the assumption of $11.0 million of debt. The Company plans to finance the transaction with existing cash balances and bank financing.

In October 2000, the Company entered into a new credit facility, which, if the acquisition of ACME is completed, will replace the Company's existing credit facility. The new credit facility provides for a six-year $40 million revolving credit facility and a six-year $100 million term loan facility. The new credit agreement, to be guaranteed by KCLLC and its subsidiaries, will be collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property. The new term loan will be payable in quarterly installments. Both the new term loan and revolving credit facility will bear interest at fluctuating interest rates determined by reference to a base rate plus an applicable margin and will require the payment of a commitment fee on the unused portion of the facility as well as quarterly commitment fees. In addition, the new credit agreement contains certain covenants and restrictions which will require the maintenance of financial ratios, and restrict or limit dividends and other shareholder distributions, transactions with affiliates, capital expenditures, rental obligations and the incurrence of indebtedness.

The Company anticipates closing the purchase of ACME during November 2000, subject to Acme shareholder approval.

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

Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999

Net Sales: Net sales increased by approximately $9.6 million, or 9.0%, from approximately $106.7 million for the nine months ended September 30, 1999 to approximately $116.2 million for the nine months ended September 30, 2000. Net sales of the mechanical engineered components business increased by approximately $5.1 million, or 8.3%, from approximately $61.4 million for the nine months ended September 30, 1999 to approximately $66.4 million for the nine months ended September 30, 2000. Net sales of the electrical components business increased by approximately $4.5 million, or 9.9%, from approximately $45.3 million for the nine months ended September 30, 1999 to approximately $49.8 million for the nine months ended September 30, 2000.

The increase in net sales in the mechanical components business is related to growth in the core markets of the mechanical components business. In addition, the nine months ended September 30, 2000 reflect the results of operations of the actuator product line for the full period whereas the nine months ended September 30, 1999 only reflect the results of operations from January 19, 1999, as a result of the actuator product line being acquired on that date as part of the VFC acquisition.

The growth in sales of the electrical components business, which the Company entered into as a result of the VFC acquisition, is due to the inclusion of the results of operations of this business for the full nine months in 2000, whereas the nine months ended September 30, 1999 only reflect the results of operations from January 19, 1999. In addition, the growth in the electrical components business was fueled by growth in the core markets of the business as well as continued new product development, which enabled the Company to expand its market share in the industrial markets that it serves.

Gross Profit: Gross profit increased by approximately $5.0 million, or 11.7%, from approximately $43.6 million for the nine months ended September 30, 1999 to approximately $48.6 million for the nine months ended September 30, 2000. Gross profit for the mechanical engineered components business increased by approximately $2.5 million, or 10.1%, from approximately $24.4 million for the nine months ended September 30, 1999 to approximately $26.9 million for the nine months ended September 30, 2000. Gross profit for the electrical components business increased by approximately $2.6 million, or 13.6%, from approximately $19.2 million for the nine months ended September 30, 1999 to approximately $21.8 million for the nine months ended September 30, 2000.

Gross profit, as a percentage of net sales, increased 1.0% from 40.8% for the nine months ended September 30, 1999, to 41.8% for the nine months ended September 30, 2000. Gross profit, as a percentage of net sales, for the mechanical engineered components business increased 0.6% from 39.8% for the nine months ended September 30, 1999, to 40.4% for the nine months ended September 30, 2000. Gross profit, as a percentage of net sales, for the electrical components business increased 1.4% from 42.3% for the nine months ended September 30, 1999, to 43.7% for the nine months ended September 30, 2000.

The increase in the gross profit for the mechanical components business is related to growth in the business's core markets as well as the inclusion of the actuator product line for the full nine months in 2000, whereas 1999 reflects the results from January 19, 1999. The growth in gross profit, as a percentage net sales, for the mechanical components business is related to product mix across all of its product lines.

The margins for the electrical components business are generally higher as a result of the nature of the customer base to which the electrical components business targets a significant amount of its products. The increase in gross profit dollars is primarily related to the inclusion of the results of operations of the electrical components business for the full nine months in 2000 versus 1999, which only reflects the results from January 19, 1999. The increase in gross profit percentage in the electrical components business is primarily related to product mix.

Selling, General and Administrative Expenses: SG&A expenses decreased by approximately $782,000, or 3.2%, from approximately $24.6 million for the nine months ended September 30, 1999 to approximately $23.8 million for the nine months ended September 30, 2000. SG&A expenses for the mechanical components business decreased by approximately $300,000, or 3.5%, from approximately $8.6 million for the nine months ended September 30, 1999 to approximately $8.3 million for the nine months ended September 30, 2000. SG&A expenses for the electrical components business decreased by approximately $287,000, or 2.3%, from approximately $12.6 million for the nine months ended September 30, 1999 to approximately $12.3 million for the nine months ended September 30, 2000.

SG&A, as a percentage of net sales, decreased by 2.6% from 23.1% for the nine months ended September 30, 1999, to 20.5% for the nine months ended September 30, 2000. SG&A, as a percentage of net sales, for the mechanical engineered components business decreased 1.6% from 14.1% for the nine months ended September 30, 1999 to 12.5% for the nine months ended September 30, 2000. SG&A, as a percentage of net sales, for the electrical components business decreased by 3.0% from 27.7% for the nine months ended September 30, 1999, to 24.7% for the nine months ended September 30, 2000. The mechanical and electrical components business's decline in SG&A as a percentage of net sales is primarily related to the business's ability to support top line growth on its established infrastructure. In addition, the final rationalization of the VFC acquisition resulted in lower corporate overhead and lower SG&A expenses for the electrical components business as a result of the formulation of its specialty electrical components product line through the integration of Marinco, Guest and certain product lines of Glendinning. The SG&A expenses, as a percentage of sales, of the electrical components business are generally higher than those of the mechanical components business as a result of the electrical components business maintaining higher levels of sales and marketing expenses due to the businesses to which it targets its products.

SAR Valuation Compensation and other: For the nine months ended September 30, 2000 and 1999, the Company recorded charges of approximately $1.6 million and $1.5 million, respectively, related to outstanding stock appreciation rights ("SARs"). The SARs were issued in conjunction with the VFC acquisition in lieu of cash consideration for the purchase of equity held by operating management of former VFC subsidiaries who continued with the Company. The Company is required to report any change in the valuation of the SARs as a charge against earnings. In connection with the Recapitalization (see Liquidity and Capital Resources), the SARs were exercised and the holders of the SARs purchased KCI Common Stock with a substantial portion of the after-tax proceeds of such exercise.

Income from Operations: Income from operations increased by approximately $5.3 million, or 30.6%, from approximately $17.4 million for the nine months ended September 30, 1999 to approximately $22.7 million for the nine months ended September 30, 2000. This increase is the sum of the increase in gross profit of approximately $5.0 million plus the decrease in SG&A expenses and the "SAR Valuation Compensation and other" expenses of approximately $234,000 due to the factors discussed above.

Recapitalization fees: In connection with the Recapitalization (see Liquidity and Capital Resources), the Company incurred approximately $7.8 million of transaction fees.

Interest Expense: Interest expense decreased by approximately $692,000, or 6.3%, from approximately $11.0 million for the nine months ended September 30, 1999 to approximately $10.3 million for the nine months ended September 30, 2000. This decrease is due to lower levels of outstanding borrowings during the nine months ended September 30, 2000 versus the nine months ended September 30, 1999, as a result of the Company not having any borrowings outstanding under its revolving credit facility during the nine months ended September 30, 2000. In addition, through September 30, 2000, the Company had repaid $8.0 million of principal of the Company's existing $60 million term loan. During January 1999, the Company amended its then current borrowing facilities (see Liquidity and Capital Resources below) in order to finance a large portion of the VFC acquisition as well as the G&H acquisition.

Provision for Income Taxes: The provision for income taxes increased by approximately $515,000, or 18.9% from approximately $2.7 million for the nine months ended September 30, 1999 to approximately $3.2 million for the nine months ended September 30, 2000. The Company's effective tax rates for the nine months ended September 30, 2000 and 1999 were approximately 63.2% and 40.6%, respectively. Through May 22, 2000, KCI, the majority member of KCLLC, was an S corporation and shareholders of KCI were personally responsible for the income taxes on the income of KCLLC that is allocated to KCI. Upon the consummation of the Recapitalization (see Liquidity and Capital Resources), KCI automatically converted to C corporation status. In addition, as part of the Recapitalization, KCI acquired Keyhold, Inc. ("Keyhold"), which owns the minority interest in KCLLC and is a C corporation for tax purposes. Beginning May 23, 2000 the Company became responsible for taxes on the income of KCI, Keyhold and the Company. The tax provision for the nine months ended September 30, 2000 is related to the taxable income of the Company from May 23, 2000 through September 30, 2000. In addition, the Company's high effective tax rate for the nine months ended September 30, 2000 is primarily a result of the loss allocated to the S corporation period.

The tax provision for the nine months ended September 30, 1999 is primarily related to the taxable income of VFC and its former subsidiaries through August 31, 1999. Through August 31, 1999 VFC and its subsidiaries were C corporations for tax purposes.

Income from continuing operations: Income from continuing operations decreased by approximately $2.1 million, or 52.6%, from approximately $4.0 million for the nine months ended September 30, 1999 to approximately $1.9 million for the nine months ended September 30, 2000. The decrease is primarily the result of the sum of increases in income from operations of approximately $5.3 million and other income of approximately $260,000 and decreases in interest expense and the provision for taxes of approximately $692,000 and $515,000, respectively, offset by the Recapitalization expenses of approximately $7.8 million, due to the factors discussed above.

Loss from discontinued operations: Loss from discontinued operations increased by approximately $3.7 million for the nine months ended September 30, 2000. In April 2000, the Company consummated the sale of Heart and Cruising. The Company received approximately $9.0 million in proceeds before any transaction related expenses. Of the $9.0 million of proceeds, $600,000 was placed in escrow in accordance with the agreement. The Company recorded a loss on the disposal of Heart and Cruising of approximately $3.3 million. To the extent that cash is released from escrow, such funds will be recorded as a gain at that time.

Net (loss) income: Net loss increased by approximately $5.8 million, or 140.3%, from net income of approximately $4.1 million for the nine months ended September 30, 1999 to a net loss of approximately $1.7 million for the nine months ended September 30, 2000. The increase is the result of the sum of a decrease in income from continuing operations of approximately $2.1 million, which was primarily driven by the Recapitalization expenses, and an increase in loss from discontinued operations of approximately $3.7 million, due to the factors discussed above.

Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999

Net Sales: Net sales decreased by approximately $550,000, or 1.5%, from approximately $36.9 million for the three months ended September 30, 1999 to approximately $36.3 million for the three months ended September 30, 2000. Net sales of the mechanical engineered components business increased by approximately $763,000, or 3.7%, from approximately $20.5 million for the three months ended September 30, 1999 to approximately $21.3 million for the three months ended September 30, 2000. Net sales of the electrical components business decreased by approximately $1.3 million, or 8.0%, from approximately $16.4 million for the three months ended September 30, 1999 to approximately $15.1 million for the three months ended September 30, 2000.

The increase in net sales in the mechanical components business is primarily related to growth in the business's core markets as well as the integration of the G&H acquisition. The decline in sales of the electrical components business includes $1.5 million of sales included in the prior period related to the revenues of Glendinning Marine Products, Inc. ("Glendinning"), which the Company sold in November 1999. On a pro forma basis, removing the revenues for Glendinning for the three months ended September 30, 1999, the sales of the Company and the electrical components business increased approximately $907,000, or 2.6%, and $246,000, or 1.0%, respectively. The electrical components business sales growth slowed considerably which is related to the slowing in the overall domestic economy, which has created softness in some of the electrical components business's core markets during the three months ended September 30, 2000.

Gross Profit: Gross profit decreased by approximately $357,000, or 2.3%, from approximately $15.5 million for the three months ended September 30, 1999 to approximately $15.1 million for the three months ended September 30, 2000. Gross profit for the mechanical engineered components business increased by approximately $126,000, or 1.5%, from approximately $8.4 million for the three months ended September 30, 1999 to approximately $8.6 million for the three months ended September 30, 2000. Gross profit for the electrical components business decreased by approximately $481,000, or 6.8%, from approximately $7.1 million for the three months ended September 30, 1999 to approximately $6.6 million for the three months ended September 30, 2000. The gross profit for the Company and electrical components business, when adjusted for Glendinning, increased approximately $210,000 and $86,000, respectively.

Gross profit, as a percentage of net sales, decreased 0.4% from 42.1% for the three months ended September 30, 1999 to 41.7% for the three months ended September 30, 2000. Gross profit, as a percentage of net sales, for the mechanical engineered components business decreased 0.9% from 41.1% for the three months ended September 30, 1999 to 40.2% for the three months ended September 30, 2000. Gross profit, as a percentage of net sales, for the electrical components business increased 0.5% from 43.3% for the three months ended September 30, 1999 to 43.8% for the three months ended September 30, 2000.

The increase in gross profit for the three months ended September 30, 2000, after adjusting for Glendinning, of approximately $210,000 is primarily related to minor growth in both the mechanical components business as well the electrical components business. The decline in gross profit, as a percentage of net sales of the mechanical components business is related to product mix. The margins for the electrical components business are generally higher as a result of the nature of the customer base to which the electrical components business targets a significant amount of its products. The small increase in gross profit of the electrical components business for the three months ended September 30, 2000, when adjusted for Glendinning, resulted from the slow revenue growth discussed above.

Selling, General and Administrative Expenses: SG&A expenses decreased by approximately $1.6 million, or 18.1%, from approximately $9.0 million for the three months ended September 30, 1999 to approximately $7.4 million for the three months ended September 30, 2000. SG&A expenses for the mechanical components business decreased by approximately $204,000, or 7.3%, from approximately $2.8 million for the three months ended September 30, 1999 to approximately $2.6 million for the three months ended September 30, 2000. SG&A expenses for the electrical components business decreased by approximately $1.0 million, or 20.8%, from approximately $4.8 million for the three months ended September 30, 1999 to approximately $3.8 million for the three months ended September 30, 2000.

SG&A, as a percentage of net sales, decreased by 4.1% from 24.5% for the three months ended September 30, 1999, to 20.4% for the three months ended September 30, 2000. SG&A, as a percentage of net sales, for the mechanical engineered components business decreased approximately 1.5% from 13.7% for the three months ended September 30, 1999, to 12.2% for the three months ended September 30, 2000. SG&A, as a percentage of net sales, for the electrical components business decreased by 4.1% from 29.1% for the three months ended September 30, 1999, to 25.0% for the three months ended September 30, 2000. The decrease in SG&A and SG&A as a percentage of net sales, are the result of increased focus on cost containment and the final rationalization of the VFC acquisition. This has resulted in lower corporate overhead as well as lower SG&A expenses for the electrical components business as a result of the formulation of its specialty electrical components product line through the integration of Marinco, Guest and certain product lines of Glendinning. The SG&A expenses, as a percentage of sales, of the electrical components business are generally higher than those of the mechanical components business as a result of the electrical components business maintaining higher levels of sales and marketing expenses due to the businesses to which it targets its products.

SAR Valuation Compensation and other: For the three months ended September 30, 1999, the Company recorded a charge of approximately $1.5 million related to outstanding stock appreciation rights ("SARs"). The SARs were issued in conjunction with the VFC acquisition in lieu of cash consideration for the purchase of equity held by VFC line management who continued with the Company. The Company is required to report any change in the valuation of the SARs as a charge against earnings. In connection with the Recapitalization (see Liquidity and Capital Resources), the SARs were exercised and the holders of the SARs purchased KCI Common Stock with a substantial portion of the after-tax proceeds of such exercise.

Income from Operations: Income from operations increased by approximately $2.6 million, or 53.3%, from approximately $5.0 million for the three months ended September 30, 1999 to approximately $7.6 million for the three months ended September 30, 2000. This increase is the sum of a decrease in gross profit of approximately $357,000 plus a decrease in SG&A expenses and the "SAR Valuation Compensation and other" expenses of approximately $3.0 million.

Recapitalization Transaction fees: In connection with the Recapitalization (see Liquidity and Capital Resources), the Company incurred approximately $525,000 of transaction fees during the three months ended September 30, 2000.

Interest Expense: Interest expense decreased by approximately $265,000, or 7.2%, from approximately $3.7 million for the three months ended September 30, 1999 to approximately $3.4 million for the three months ended September 30, 2000. This decrease is due to lower levels of outstanding borrowing during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

Provision for Income Taxes: The provision for income taxes increased by approximately $1.3 million, or 142.2%, from approximately $1.0 million for the three months ended September 30, 1999 to approximately $2.2 million for the three months ended September 30, 2000. The Company's effective tax rates for the three months ended September 30, 2000 and 1999 were approximately 58.0% and 65.4%, respectively. The high effective tax rates for the three months ended September 30, 2000 and 1999 were primarily the result of non-deductible expenses for tax purposes. Through May 22, 2000, KCI, the majority member of KCLLC, was an S corporation and shareholders of KCI were personally responsible for the income taxes on the income of KCLLC that is allocated to KCI. Upon the consummation of the Recapitalization (see Liquidity and Capital Resources), KCI automatically converted to C corporation status. In addition, as part of the Recapitalization, KCI acquired Keyhold, which owns the minority interest in KCLLC and is a C corporation for tax purposes. Beginning May 23, 2000, the Company became responsible for taxes on the income of KCI, Keyhold and the Company. The tax provision for the three months ended September 30, 2000 is related to the taxable income of the Company for such quarter.

The tax provision for the three months ended September 30, 1999 is primarily related to the taxable income of VFC and its former subsidiaries through August 31, 1999. Through August 31, 1999 VFC and its subsidiaries were C corporations for tax purposes.

Income from continuing operations: Income from continuing operations increased by approximately $1.1 million, or 230.8%, from $484,000 for the three months ended September 30, 1999 to approximately $1.6 million for the three months ended September 30, 2000. The increase is the result of an increase in income from operations of approximately $2.6 million less the Recapitalization expenses of approximately $525,000, plus the decrease in interest expense of approximately $265,000, offset by the increase in the provision for taxes of approximately $1.3 million, due to the factors discussed above.

Loss from discontinued operations: Loss from discontinued operations decreased by approximately $230,000 for the three months ended September 30, 2000.


Net income: Net income increased by approximately $1.3 million, or 590.8%, from approximately $228,000 for the three months ended September 30, 1999 to approximately $1.6 million for the three months ended September 30, 2000. The increase is the result of the sum of an increase in income from continuing operations of approximately $1.1 million and a decrease in loss from discontinued operations of approximately $230,000, due to the factors discussed above.

Liquidity and Capital Resources

The Company has historically generated funds from its operations, and its working capital requirements generally have not materially fluctuated from quarter to quarter. The Company's other main sources of liquidity historically have been the Company's $80 million of unsecured 10 1/2% senior notes due 2008 and its existing term loan and revolving credit facility. In January 1999, the Company amended its former acquisition and revolving loans to provide for a $60 million term loan and a $40 million revolving credit facility. The term loan is payable in quarterly installments through January 19, 2005. Current maturities of long-term debt at September 30, 2000 included $8.0 million related to the term loan. The revolving credit facility commitment (of which there were no borrowings outstanding at September 30, 2000) is for six years. The term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to the agent's base rate plus an applicable margin which will vary from 1.50% to 2.25%.

The Company's remaining liquidity demands will be for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's senior notes require semiannual interest payments on the outstanding principal. The term loan requires quarterly principal and interest payments. Under its existing revolving credit facility, the Company has the option to lock in a specified interest rate by entering into a contract, which rolls over at different time intervals, usually within 90 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. As of September 30, 2000, the Company had no outstanding commitments for capital expenditures and anticipates further capital expenditures of approximately $1.8 million for the remainder of fiscal 2000. The expenditures are needed primarily to maintain its facilities, expand its production capacity in order to take advantage of profitable market opportunities, and to further automate its production processes to maximize profitability. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service, and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility.

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

     o Holders of KCI stock appreciation rights ("SARs") exercised their SARs and, with a substantial portion of their after-tax proceeds from the exercise, purchased Common Stock of KCI;

     o Kelso purchased an aggregate of approximately 35,000 shares of Preferred Stock from KCI at approximately $117 per share.

At the closing of the Recapitalization, KCI, Kelso and certain shareholders of KCI entered into a Shareholders Agreement and a Registration Rights Agreement and KCI and Kelso entered into an Advisory Agreement.

Effective upon the consummation of the Recapitalization, Kelso became the owner of all the Preferred Stock. The Preferred Stock is not entitled to vote for the election of directors but is entitled to designate two members of KCI's seven member Board of Directors. In addition, the Preferred Stock has certain approval rights and is convertible into Common Stock at the holder's option (upon conversion of the Preferred Stock it would constitute approximately 67.2% of the total outstanding Common Stock of KCI, on a fully diluted basis). The Preferred Stock has a liquidation preference equal to its purchase price plus accrued dividends, bears a 1% dividend payable in kind and is redeemable at the option of the holder after June 2, 2009. All of the outstanding Common Stock and options to purchase Common Stock of KCI continue to be held by parties that held such securities prior to the Recapitalization and by the parties who purchased Common Stock with the after-tax proceeds from the exercise of their SARs. The aggregate purchase price of the Preferred Stock paid by Kelso was approximately $105.0 million of which approximately $4.1 million was paid to KCI. The Company paid approximately $7.8 million of expenses in connection with the transaction.

As a result of the Recapitalization, KCI, through its direct majority interest in KCLLC and its wholly owned interest in Keyhold, effectively holds all of the membership interests in KCLLC. In addition all proceeds received by KCI from the Recapitalization were contributed to KCLLC for additional membership interest.

Cash flows provided by operating activities were approximately $4.5 million and $12.9 million for the nine months ended September 30, 2000 and 1999, respectively. The net decrease of $8.4 million over the prior period is the sum of a decrease in cash provided by continuing operations of approximately $7.2 million and a decrease in cash provided by discontinued operations of approximately $1.3 million. The decrease in cash provided by continuing operations is primarily related to a decrease in net income plus non-cash charges of approximately $1.9 million plus a net increase in inventories of approximately $3.2 million and a net decrease in accrued expenses and other liabilities of approximately $3.8 million offset by a net decrease in prepaid and other current assets of approximately $984,000. The decrease in net income plus non-cash charges is primarily related to the decrease in net income of approximately $5.8 million, which is primarily driven by the expenses paid in connection with the Recapitalization. The net increase of inventory is primarily related to the Company's growth over 1999, a build up of inventory to counter the increased lead times resulting from an increased overseas vendor base as well as expansion of its Thailand facility. The decrease in accrued expenses and other is primarily related to the increase in accrued interest that took place during the nine months ended September 20, 1999 related to the Company's credit facilities that were entered into in January 1999.

Cash flows from investing activities provided net cash of approximately $6.2 million during the nine months ended September 30, 2000 and used net cash of approximately $83.2 million for the nine months ended September 30, 1999. The primary reason for the increase in cash provided by investing activities of approximately $89.4 million is related to the acquisitions of VFC and G&H, completed during the nine months ended September 30, 1999. The Company also sold two companies during the nine months ended September 20, 1999, which it had acquired as part of the VFC acquisition, the Company sold for approximately $5.5 million in cash, net of cash used to fund the operations of the divestitures during the holding period. During the nine months ended September 30, 2000 the Company sold most of its inverter operations for net proceeds of approximately

$8.4 million. Capital expenditures for the nine months ended September 30, 2000 and 1999 were approximately $2.2 million and $2.3 million, respectively.

Cash flows from financing activities used net cash of approximately $6.5 million during the nine months ended September 30, 2000 and provided net cash of approximately $60.2 million for the nine months ended September 30, 1999. The $66.7 million net decrease is primarily attributable to proceeds received under the Company's term loan and revolving credit facility during the nine months ended September 30, 1999. This was offset by the repayment of approximately $32.2 million of long-term debt and other long-term obligations, the most significant portion being the repayment of approximately $8.9 million of VFC's long-term debt, made in conjunction with its acquisition. In connection with the existing debt facilities, the Company incurred approximately $2.2 million of deferred financing costs during the nine months ended September 30, 1999. During the nine months ended September 30, 2000, the Company paid approximately $3.2 million of long-term debt, primarily related to payment on its outstanding term loan. The Company also realized proceeds from capital contributions of approximately $7.1 million and $12.8 million during the nine months ended September 30, 2000 and 1999, respectively. The capital contributions received during the nine months ended September 30, 2000 were received in connection with the Recapitalization. During the nine months ended September 30, 2000 and 1999 the Company paid capital withdrawals of approximately $2.5 million and $911,000, respectively, which were primarily related to member tax distributions. In connection with the divestitures of Glendinning and the inverter business, the Company paid, during the nine months ended September 30, 2000, approximately $420,000 related to outstanding vested SARs with certain members of operating management of these divestitures. In connection with the Recapitalization, the Company paid approximately $7.2 million to the holders of the Company's SARs, who had exercised all their outstanding SARs and purchased Common Stock with a substantial portion of their after-tax proceeds from the exercise.

On May 26, 2000, the Company entered into a definitive agreement to acquire all the outstanding common stock of Acme Electric Corporation ("ACME"), a public company, for $9 per share in cash. ACME designs and manufactures power conversion equipment for electronic and electrical systems for industrial, commercial, residential, and military and aerospace applications. The transaction is valued at approximately $56.7 million in total before expenses, including the assumption of $11.0 million of debt. The Company plans to finance the transaction with existing cash balances and bank financing.

In October 2000, the Company entered into a new credit facility, which, if the acquisition of ACME is completed, will replace the Company's existing credit facility. The new credit facility provides for a six-year $40 million revolving credit facility and a six-year $100 million term loan facility. The new credit agreement, to be guaranteed by KCLLC and its subsidiaries, will be collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property. The new term loan will be payable in quarterly installments. Both the new term loan and revolving credit facility will bear interest at fluctuating interest rates determined by reference to a base rate plus an applicable margin and will require the payment of a commitment fee on the unused portion of the facility as well as quarterly commitment fees. In addition, the new credit agreement contains certain covenants and restrictions which will require the maintenance of financial ratios, and restrict or limit dividends and other shareholder distributions, transactions with affiliates, capital expenditures, rental obligations and the incurrence of indebtedness.

The Company anticipates closing the purchase of ACME during November 2000, subject to Acme shareholder approval.

Management believes that the Company's cash flow from operations, together with its borrowing availability under its existing credit facilities and its relationship with Kelso, will be adequate to meet its anticipated capital requirements for the foreseeable future.

New Accounting Pronouncement
The Financial Accounting Standards Board ("FASB") has issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of Accounting Principles Board Opinion No. 25. This interpretation clarifies the application of APB No. 25 for certain issues. While the Company accounts for its stock compensation transactions with its employees under APB No. 25, this statement is not expected to have a material impact on the Company's consolidated financial statements. This interpretation became effective July 1, 2000.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is not a rule or interpretation of the SEC, however, it represents interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The Company does not believe that the interpretations outlined in SAB 101 will have an impact on the Company's revenue recognition policies.

Inflation

Inflation has not been material to the Company's operations for the periods presented.

Backlog

The Company's backlog of orders as of September 30, 2000, was approximately $26 million. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A substantial portion of the Company's sales have a three-to-eight-week lead-time and, therefore, only a small portion of orders, in relation to the annual sales of the Company, are in backlog at any point in time. In addition, purchase orders can generally be cancelled at any time without penalty.


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

Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

The Company's primary exposure to market risk is related to the variability in interest rates associated with the existing $60 million term loan and the $40 million revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the agreement. Principally all of the borrowings under the term loan are locked in at approximately 9.4% until the end of November 2000, when the underlying LIBOR contract is up for renewal (see Note 7 to the consolidated financial statements). The Company has no outstanding borrowings under the revolving line of credit. The senior notes bear a fixed rate of interest and therefore are not subject to market risk. The Company does not trade in derivative financial instruments.


                           Part II - Other Information

Item 6 -- Exhibits and Reports on Form 8-K

(a) Exhibits


          10.32 Credit and Guaranty Agreement, dated as of September 29, 2000 among Key Components, LLC, as Borrower, certain of its Subsidiaries and Equity Holders, as Guarantors, Certain Financial Institutions and Other Persons, as Lenders, First Union National Bank, as Administrative Agent for the Lenders, and Societe Generale, as Syndication Agent for the Lenders.

          99.1       Exhibit 27 - Financial Data Schedule

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    KEY COMPONENTS, LLC


Date: November 10, 2000                             By: /s/ CLAY B. LIFFLANDER
                                                        ------------------------
                                                        Clay B. Lifflander
                                                        Chief Executive Officer


Date: November 10, 2000                             By: /s/ ROBERT B. KAY
                                                        ------------------------
                                                        Robert B. Kay
                                                        President

Date: November 10, 2000                             By: /s/ KEITH A. MCGOWAN
                                                        ------------------------
                                                        Keith A. McGowan
                                                        Chief Financial Officer

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    KEY COMPONENTS FINANCE CORP.


Date: November 10, 2000                             By: /s/ CLAY B. LIFFLANDER
                                                        ------------------------
                                                        Clay B. Lifflander
                                                        Chief Executive Officer


Date: November 10, 2000                             By: /s/ ROBERT B. KAY
                                                        ------------------------
                                                        Robert B. Kay
                                                        President

Date: November 10, 2000                             By: /s/ KEITH A. MCGOWAN
                                                        ------------------------
                                                        Keith A. McGowan
                                                        Chief Financial Officer