Form 10-K
period 2000-12-31
KEY COMPONENTS LLC
filed 2001-03-14
CIK 1065418

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

                                       OR
|_| TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                        Commission File Number: 333-58675

                               KEY COMPONENTS, LLC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                    04-3425424
---------------------------------         --------------------------------------
 (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

200 White Plains Road, Tarrytown, New York                            10591
--------------------------------------------                      ------------
 (Address of Principal Executive Offices)                          (Zip Code)

                                 (914) 332-8088
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

 Securities registered pursuant to Section 12(g) of the Act: 10 1/2% Senior
                                                             --------------
Notes due 2008
--------------

                        Commission File Number: 333-58675

                          KEY COMPONENTS FINANCE CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                    14-180594
---------------------------------         --------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

200 White Plains Road, Tarrytown, New York                           10591
-------------------------------------------                      -------------
 (Address of Principal Executive Offices)                         (Zip Code)

                                 (914) 332-8088
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

 Securities registered pursuant to Section 12(g) of the Act: 10 1/2% Senior
                                                             --------------
Notes due 2008
--------------

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. |_|

         At March 12, 2001, the membership interests in Key Components, LLC were owned by Key Components, Inc., a privately-held New York corporation. All of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

Documents Incorporated by Reference: None

                                     PART I

Key Components LLC ("KCLLC"), a Delaware limited liability corporation is a parent holding company for its wholly owned subsidiaries, including Key Components Finance Corp. ("Finance Corp."). KCLLC, together with such subsidiaries, including Finance Corp., are collectively referred to herein as the "Company." Key Components, Inc. ("KCI"), a New York corporation, is the sole member of KCLLC. KCI has no other assets other than its interest in KCLLC and has no operations. Accordingly, any transactions of KCI or obligations related to KCI are reflected in the consolidated financials statements of the Company and are reflected in the disclosures in this Form 10-K.

Item 1.           Business

KCLLC, a Delaware limited liability corporation organized on May 15, 1998, maintains its principal office at 200 White Plains Road, Tarrytown, New York 10591 and its telephone number is (914) 332-8088.

The Company is a leading manufacturer of custom engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where KCI believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. The Company conducts its operations through its two business segments, mechanical engineered components ("MEC") and electrical components ("EC"). MEC's product offerings consist primarily of medium security lock products and accessories, flexible shaft and remote valve control components and turbo-charger components which are manufactured by its subsidiaries Hudson Lock, LLC ("Hudson"), ESP Lock Products, LLC ("ESP"), B.W. Elliott Manufacturing Co., LLC ("BWE") and Gits Manufacturing, LLC ("Gits"). EC's products include power conversion products, specialty electrical wiring devices and connectors and high-voltage utility switches which are manufactured by its subsidiaries Acme Electric Corporation ("Acme"), Marine Industries, LLC ("Marinco"), Atlantic Guest, Inc. ("Guest") and Turner Electric, LLC ("Turner"). No one customer accounted for more than ten percent of the sales of the Company or of the MEC or EC business for the three years ended December 31, 2000. For the year ended December 31, 2000, four customers who are subsidiaries of one company accounted for approximately 12% of the MEC business.

Acquisition History

In 1992, the Company's management began an acquisition program to acquire small to medium size manufacturers of essential niche components for use in various OEM customer products. The 1992 acquisition of BWE from certain individual shareholders, including the current President of BWE, George M. Scherer, marked the first of such acquisitions. In 1993, the Company acquired the flexible shaft division of Stow Manufacturing Company, Inc., as a consolidation opportunity for BWE. On May 15, 1997, the Company acquired all of the issued and outstanding capital stock of Hudson from Jordan Industries, Inc. The acquisition of Hudson marked the Company's entrance into the medium-security lock business. On December 10, 1997, the Company acquired all of the issued and outstanding capital stock of ESP as a consolidation opportunity for Hudson. Effective January 19, 1999, KCLLC, acquired all of the issued and outstanding securities of Valley Forge Corporation ("VFC") for approximately $84.0 million. The acquisition of VFC enabled the Company to complement its MEC business and enter into the manufacture and sale of EC. The Company expanded its EC business with the acquisition of Acme for approximately $47.3 million in November 2000. Acme designs and manufactures power conversion equipment for electronic and electrical systems for industrial, commercial, residential, and military and aerospace applications. (See note 2 to the consolidated financial statements contained elsewhere in this Form 10-K)

The Company has historically acquired complementary or related manufacturing businesses and sought to integrate them into existing operations. Following an acquisition, management seeks to rationalize operations, reduce overhead costs, develop additional cross-selling opportunities and establish new customer relationships. As a result of its integration efforts and internal growth, the Company's consolidated net sales have increased from approximately $9.1 million in fiscal year 1992 to approximately $159.4 million for fiscal year 2000.

The Company continues to seek to make selective acquisitions of light industrial manufacturing companies, but there are no agreements regarding any such acquisitions existing as of the date hereof.

Mechanical Engineered Components

The MEC business features three major product lines: (i) flexible shafts for the transmission of rotary power, (ii) turbocharger components, including wastegate actuators, and (iii) medium-security locks and locking systems.

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

The Company's flexible shaft products serve multiple markets including the lawn and garden market where the Company produces products for weed trimmers, lawn tractors, and turf and ground equipment for John Deere, Wacker, and Poulan Weed Eater, among others, the aerospace industry where the products and assemblies are utilized in flap drive systems for regional jets and commuter aircraft, thrust reverser and sync-lock systems for large commercial aircraft, and other applications. Additional applications for the Company's products include concrete vibrators and other end uses for the construction industry. Customers are primarily OEM's and include Wacker, L.B. Equipment and Racine. In the maritime industry, the Company's products are used in valve control and flexible shaft systems for major shipyards in the construction and upgrading of U.S. Navy and Coast Guard ships. Shipyard customers include Bath Iron Works, United Defense and Newport News Shipyard, among others.

Turbocharger components and actuation

The Company is a primary outsource supplier of actuation devices and related componentry to the domestic market for turbocharged diesel engines. Wastegate actuators are an essential component of a diesel engine turbocharger system which, through the use of flow valve controls, increases engine power, efficiency, and economy while reducing emissions. As the primary supplier to nearly every major OEM turbocharger manufacturer, including Honeywell, Cummins Engine, and Borg Warner, the Company's products can be found on a variety of truck, pick-up, and heavy-duty diesel-operated platforms. End-use customers for the Company's products include blue-chip truck and vehicle manufacturers such as Ford, DaimlerChrysler, Mack, Nissan, and Caterpillar. The Company holds multiple patents and is very active in the development of new products to expand the Company's product line, including related emission control products.

Medium-Security Locks and Locking Systems

The Company competes in the medium-security segment for cylindrical lock applications. Medium-security locks are used in applications that involve non-life-threatening situations or when articles of low to moderate financial value are being secured. The Company produces highly engineered, custom, and specialty medium-security locks and locking systems to meet OEM customers' specifications for use in office furniture, point of sale terminals, bank bags, post office boxes, storage lockers, and other applications. The Company's lock products are typically small and low-cost but are precision-engineered and custom-designed critical components of a larger, more expensive end product. The Company also produces locking systems, which provide a safety feature used to prevent multiple drawers from being opened simultaneously in filing cabinets and desks. The Company is a sole or primary source for locks to leading OEMs including Herman Miller, Knoll, Hon, Block, IBM, NCR and others.

Electrical Components

The Company's EC business features three major product lines: (i) power conversion products, (ii) specialty electrical components ("SPEC") and (iii) electric utility components.

Power Conversion Products

The Company's acquisition of Acme enabled the Company's EC business to enter into the production of power conversion products. Acme's primary products are transformers that range in size from 1/4 KVA (1,000 volts x Amps) to 1,000 KVA. A transformer is an electrical device designed to convert alternating current from one voltage to another. It can be designed to manipulate voltages. A transformer has no moving parts and is a completely static solid state device, which insures, under normal operating conditions, a long and trouble-free life. It consists, in its simplest form, of two or more wires or foils wound on a laminated steel core. The Company has 1,400 active transformer models with the focus on the higher margin, smaller units for the wholesale distributor markets, and custom product offerings with lower margins, but anticipated higher volume based orders, for OEMs, which the Company believes will drive the transformer product line's revenue growth. Transformer designs rarely change and most transformers have a long useful life.

Acme operates in a segment of the transformer market estimated by National Electrical Manufacturers Association to be approximately $350 million for the year 2000. This segment is defined as dry type transformers, less than 600 volt, 1/4 to 1,000 KVA. The competition is segmented into two tiers, between the large switch gear manufacturers selling transformers as part of a package of products, such as General Electric, Electrical Distribution Products, a division of Schneider Electric ("Square D"), Hammond Manufacturing Inc., Eaton Corporation and Siemens, and transformer specialists, such as Acme, Sola/Heavy-Duty, Jefferson Electric, Inc. Federal Pacific and others. Acme supplies approximately 15% of the total market, or approximately half that of General Electric and Square D but twice that of any other competitor.

Specialty Electrical

The Company supplies the recreational and industrial markets with products for both OEM customers and the after-market retail customers. The Company's core markets for SPEC products are in the recreation industry where the Company commands a strong market position. SPEC products include; (i) weather- and corrosion-resistant wiring devices, such as ship-to-shore electrical connectors for marine and vehicle-to-outlet connectors for recreational vehicle applications; (ii) onboard "potted" (i.e., completely insulated) battery chargers for outdoor applications including bass boat and other marine applications; and (iii) various accessory products such as plugs, receptacles, electrical switches, solar ventilation products, and boat accessories such as horns, windshield wiper systems, lighting products, and teak accessories. The SPEC product line enjoys a dominant market position in its core market where the Company's brands are highly regarded by both OEM and aftermarket customers. The Company's wiring devices and components are designed to withstand hostile weather and corrosive environments, while remaining easy to install in less than ideal conditions.

The Company's SPEC product line, which was acquired during 1999 as part of the acquisition of VFC, continues to experience strong growth in industrial markets since these products were targeted to the industrial marketplace approximately six years ago. The primary product offerings include; (i) onboard "potted" battery chargers for industrial and healthcare applications such as fork and "scissor" lifts, personal mobility carts, and electric wheelchairs; and (ii) specialty wiring devices designed for industrial applications where protection from water, chemicals, dust, or other elements is required. Growth in this market has resulted from the development of customized products for applications such as outdoor power generators, movie and theatrical production, and semiconductor equipment manufacturing.

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

Sales and Marketing

The Company employs both salaried and commission-based sales personnel, as well as independent sales representatives and distributors to facilitate the marketing and sales of its products. The Company's sales and marketing teams have adopted an integrated approach to product development, marketing and sales. They seek to work closely with the Company's engineers to address customer specific design requirements and the hurdles associated therewith, as well as potential product profitability. In addition, the sales team is responsible for keeping the Company's engineering, manufacturing and management personnel advised of possible future trends and requirements of customers. The Company's sales and marketing personnel also focus on bringing customers a level of personal service the Company believes to be superior to its competitors.

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

Competition

While the Company faces competition in each of its business segments, management believes that its products are able to achieve a significant share of their related market niches due to a variety of factors. The Company's strategy attempts to differentiate its products from its competitors by providing high product quality, customer service, superior design capabilities and proprietary, vertically integrated manufacturing processes. The Company's strategy of providing custom engineered solutions and a high level of service to its customer base has protected and strengthened its market share in the markets that it serves. Although it is possible other competitors may seek to serve these markets, the Company believes significant barriers to entry exist, including the unwillingness of OEMs to expand their vendor relationships for the same products purchased, the availability of customized processes which the Company possesses and enables the Company to service its customers needs on an efficient basis and the capital investment required to purchase the equipment needed to manufacture products of similar quality.

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

Employees

As of December 31, 2000, the Company employed 1,936 persons on a full-time basis. Of these employees, 889 are employed in the MEC business 756 is employed in the EC business. The Company's corporate office had 5 employees as of December 31, 2000. Acme's corporate office employed 17 persons at December 31, 2000. At December 31, 2000, the divisions of Acme that were held for sale employed 269 persons. One of the Company's subsidiaries has a collective bargaining agreement, which covered 82 employees as of December 31, 2000. At December 31, 2000, one of the divisions of Acme that is held for sale had a collective bargaining agreement covering 122 employees. Neither the Company nor any of its subsidiaries has ever had a work stoppage and each of KCLLC and its subsidiaries considers its relationship with its employees to be satisfactory.

Item 2.           Properties

At December 31, 2000 the Company's principal properties consisted of:

                                    Manufacturing Use/                                   Square
           Facility                  Corporate office               Location             Footage      Owned/Leased
------------------------------- --------------------------- -------------------------- ------------ ------------------
KCLLC                           Corporate office            Tarrytown, NY                    3,000       Leased

Mechanical Engineered
Components:
BWE                             Flexible shaft products     Binghamton, NY                 250,000        Owned
Gits                            Turbocharger components     Creston, Iowa                   60,400        Owned
Gits                            Turbocharger components     Chonburi, Thailand              17,200       Leased
Hudson                          Lock products               Hudson, MA                     218,000        Owned
ESP                             Lock products               Leominster, MA                  55,000       Leased

Electrical Engineered
Components:
Acme (1)                        Transformers                Lumberton, NC                  128,000        Owned
Acme (1)                        Transformers                Monterrey, Mexico               47,000       Leased
Acme (1)                        Corporate office            East Aurora                     10,000       Leased

Marinco                         SPEC                        Napa, CA                        77,000       Leased
Guest                           SPEC                        Meriden, CT                     33,000        Owned
Turner                          Utility switchgear          Fairview Heights, IL            52,000        Owned
Turner                          Utility switchgear          Milstadt, IL                    28,000       Leased
------------------------------- --------------------------- -------------------------- ------------ ------------------

(1) Does not include facilities for the two businesses of Acme that are held for sale (See note 2 of the consolidated financial statements).

Item 3.           Legal Proceedings

There are no pending material legal proceedings to which the Company or its properties is subject.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the year ended December 31, 2000.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

KCLLC's membership interests are not publicly traded (see Certain Relationships and Related Transactions).

Item 6.           Selected Financial Data

The following selected financial data has been derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K. For year ended December 31, 1996, the financial data set forth represents the results and the balance sheet data of BWE (predecessor to the Company). For the year ended December 31, 1997, the financial data set forth represents BWE and from their respective dates of acquisition, Hudson and ESP. The financial data set forth includes the results of operations of the Company's remaining subsidiaries from their respective acquisition dates. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Company's consolidated financial statements and notes thereto.

                                                              Year ended December 31,
                                            ------------------------------------------------------------
                                            2000          1999          1998          1997          1996
                                            ----          ----          ----          ----          ----
                                                                  (in thousands)

Revenue                                   $159,417      $144,125       $61,862       $27,318       $13,449
Income from operations                      30,459        21,471        11,953         5,115           447
Income from continuing operations            3,899         4,843         4,619         1,250           490
Net (loss) income (a) (b) (c)               (1,316)        4,815             3         1,250           490
Total assets                               246,550       181,256        93,144        79,757        11,454
Long term debt (including current
    maturities) (d) (e)                    182,711       149,149        81,278        66,856         3,428


(a) Effective May 31, 1997, BWE, Hudson and ESP each elected to be treated as a subchapter S corporation, which caused the shareholders of their then parent company, KCI, to be personally liable for the taxes due on the income of the Company. Through August 31, 1999, VFC was a C corporation and was responsible for paying taxes on its income. Effective August 31, 1999, VFC was merged into KCLLC and most of VFC's subsidiaries, as well as BWE, Hudson and ESP, were converted to limited liability company ("LLC") status. Corporations which elect subchapter S corporation or LLC status are no longer liable for the majority of taxes due on their income since the shareholders then become personally liable for most taxes on the income of the Company. Accordingly, subsequent to May 31, 1997 through December 31, 1998, the provision for income taxes includes only those taxes applicable to certain states.

         For the year ended December 31, 1999, the Company's provision for income taxes relates primarily to VFC's consolidated taxable income (as a C corporation) and the taxable income of the subsidiaries not converted to LLC status. On May 22, 2000, KCI's S election terminated and KCI became responsible for taxes on the income of the Company (See notes 1 and 9(a) to the consolidated financial statements).

(b) Net (loss) income for the years ended December 31, 2000 and 1998 reflects an extraordinary loss on early extinguishment of debt of approximately $1.2 million and $4.6 million, respectively.

(c) Net (loss) income for the years ended December 31, 2000 and 1999 reflects loss from discontinued operations of approximately $4.0 million and $28,000 respectively.

(d) Does not include approximately $5.9 million related to accrued stock appreciation rights as of December 31, 1999.

(e) Includes approximately $13.1 million of redeemable member's equity at December 31, 1999.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

KCLLC was formed on April 1, 1998 to facilitate an offering of senior notes. Upon its formation, KCLLC became the parent holding company of the wholly-owned subsidiaries of KCI, and KCI became the sole member of KCLLC. The consolidated financial statements included elsewhere in this Form 10-K are prepared as though KCLLC was formed on January 1, 1998. KCI's results of operations from January 1, 1998 to April 1, 1998 are included in KCLLC's financial statements. KCI holds no other assets other than its investment in KCLLC and has no operations. Through its operating subsidiaries, the Company is a leading manufacturer of custom-engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where the Company believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. Through 1998, the Company operated in two business segments, both of which were involved in the manufacture of mechanical engineered components. These businesses were comprised of the manufacturing of specialty locks and related accessories and of flexible shaft products.

The Company has two operating business segments, the mechanical engineered components business ("MEC") and electrical components ("EC") business. The acquisition of VFC enabled the Company to complement its MEC business and enter into the manufacture and sale of EC. The Company expanded its EC business product offerings with the acquisition of Acme in November 2000. Acme designs and manufactures power conversion equipment for electronic and electrical systems for industrial, commercial, residential, and military and aerospace applications. (See note 2 to the consolidated financial statements contained elsewhere in this Form 10-K)

Results of Operations

The following table sets forth, for the periods indicated, consolidated statement of operations data for the Company expressed in dollar amounts (in thousands) and as a percentage of net sales. The financial data set forth includes the result of operations of its wholly owned subsidiaries from their respective dates of acquisition (see Note 2 to the consolidated financial statements). The data set forth below should be read in conjunction with the Company's consolidated financial statements and notes thereto contained elsewhere in this Form 10-K.

Consolidated Statement of Operations Data:

                                                          Fiscal Year Ended December 31,
                                ------------------------------------------------------------------------------------
                                           2000                        1999                         1998
                                ---------------------------- -------------------------- ----------------------------
                                                  % of                          % of                       % of
                                   Amount      Net Sales       Amount       Net Sales       Amount      Net Sales
                                ------------- ------------- ------------- -------------- ------------- -------------
Net Sales                        $159,417        100.0%      $144,125        100.0%         $61,862        100.0%

Cost of Goods Sold                 94,013         59.0         85,079         59.0           39,130         63.3
                                ------------- ------------- ------------- -------------- ------------- -------------
Gross Profit                       65,404         41.0         59,046         41.0           22,732         36.7
Selling, general and
  administrative expenses          32,611         20.5         33,065         22.9           10,779         17.4
Stock appreciation rights
  compensation and other
  nonrecurring expenses             2,334          1.5          4,510          3.2              --            --
                                ------------- ------------- ------------- -------------- ------------- -------------
Income from operations             30,459         19.1         21,471         14.9           11,953         19.3

Other income                          692          0.4            465          0.3              404          0.7
Reorganization expenses            (7,937)        (4.9)            --           --               --           --
Interest expense                  (14,143)        (8.9)       (14,542)       (10.1)          (7,641)       (12.4)
                                ------------- ------------- ------------- -------------- ------------- -------------
Income before provision for
  taxes                             9,071          5.7          7,394          5.1            4,716          7.6
Provision for income taxes          5,172          3.3          2,551          1.7               97          0.1
                                ------------- ------------- ------------- -------------- ------------- -------------
Income from continuing
  operations                        3,899          2.4          4,843          3.4            4,619          7.5
Loss from discontinued
  operations                       (3,988)        (2.5)           (28)        (0.0)              --           --
Extraordinary loss on early
  extinguishment of debt           (1,227)        (0.7)            --           --           (4,616)        (7.5)
                                ------------- ------------- ------------- -------------- ------------- -------------
Net (loss) income                 $(1,316)        (0.8)%       $4,815          3.3%      $        3          0.0%
                                ============= ============= ============= ============== ============= =============

Year ended December 31, 2000 compared to the year ended December 31, 1999

Net Sales: Net sales increased by approximately $15.3 million, or 10.6%, from approximately $144.1 million for the year ended December 31, 1999 to approximately $159.4 million for the year ended December 31, 2000. Net sales of the MEC business increased by approximately $6.6 million, or 8.1%, from approximately $81.7 million for the year ended December 31, 1999 to approximately $88.3 million for the year ended December 31, 2000. Net sales of the EC business increased by approximately $8.7 million, or 13.9%, from approximately $62.4 million for the year ended December 31, 1999 to approximately $71.1 million for the year ended December 31, 2000.

The increase in net sales in the MEC business is related to growth in the core markets of the MEC business. The growth in sales of the EC business, which the Company entered into as a result of the VFC acquisition, was fueled by growth in the core markets of the business as well as continued new product development, which enabled the Company to expand its market share in the industrial markets that it serves. In addition, the results of the EC business include the results of the power conversion product line for the month of December 2000, due to the acquisition of Acme as well as the inclusion of the results of operations of the remaining product lines of this business for the full year in 2000, whereas the year ended December 31, 1999 only reflects the results of operations from January 19, 1999, as a result of the VFC acquisition.

Gross Profit: Gross profit increased by approximately $6.4 million, or 10.8%, from approximately $59.0 million for the year ended December 31, 1999 to approximately $65.4 million for the year ended December 31, 2000. Gross profit for the MEC business increased by approximately $3.3 million, or 10.2%, from approximately $32.1 million for the year ended December 31, 1999 to approximately $35.4 million for the year ended December 31, 2000. Gross profit for the EC business increased by approximately $3.0 million, or 11.4%, from approximately $27.0 million for the year ended December 31, 1999 to approximately $30.0 million for the year ended December 31, 2000.

Gross profit, as a percentage of net sales, for the years ended December 31, 2000 and 1999 was approximately 41.0%. Gross profit, as a percentage of net sales, for the MEC business increased 0.8% from 39.3% for the year ended December 31, 1999, to 40.1% for the year ended December 31, 2000. Gross profit, as a percentage of net sales, for the EC business decreased 1.0% from 43.2% for the year ended December 31, 1999, to 42.2% for the year ended December 31, 2000.

The increase in the gross profit for the MEC business is related to growth in the business' core markets. The growth in gross profit, as a percentage net sales, for the MEC business is related to product mix across all of its product lines.

The margins for the EC business are generally higher as a result of the nature of the customer base to which the EC business targets a significant amount of its products. The increase in gross profit dollars is primarily related to the inclusion of the results of operations of the EC business for the full year in 2000 versus 1999, which only reflects the results from January 19, 1999. The decrease in gross profit percentage in the EC business is primarily related to product mix.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses decreased by approximately $454,000, or 1.4%, from approximately $33.1 million for the year ended December 31, 1999 to approximately $32.6 million for the year ended December 31, 2000. SG&A expenses for the MEC business decreased by approximately $427,000, or 3.7%, from approximately $11.6 million for the year ended December 31, 1999 to approximately $11.2 million for the year ended December 31, 2000. SG&A expenses for the EC business for the year ended December 31, 2000 and 1999 was approximately $17.1 million.

SG&A, as a percentage of net sales, decreased by 2.4% from 22.9% for the year ended December 31, 1999, to 20.5% for the year ended December 31, 2000. SG&A, as a percentage of net sales, for the MEC business decreased 1.6% from 14.2% for the year ended December 31, 1999 to 12.6% for the year ended December 31, 2000. SG&A, as a percentage of net sales, for the EC business decreased by 3.3% from 27.3% for the year ended December 31, 1999, to 24.0% for the year ended December 31, 2000. The MEC and EC business' decline in SG&A as a percentage of net sales is primarily related to the business' ability to support top line growth on its established infrastructure. In addition, the final rationalization of the VFC acquisition resulted in lower corporate overhead and lower SG&A expenses for the EC business as a result of the formulation of its specialty EC product line through the integration of Marinco, Guest and certain product lines of Glendinning. The SG&A expenses, as a percentage of sales, of the EC business are generally higher than those of the MEC business as a result of the EC business maintaining higher levels of sales and marketing expenses due to the businesses to which it targets its products.

Stock appreciation rights compensation and other nonrecurring expenses: For the year ended December 31, 2000 and 1999, the Company recorded charges of approximately $1.6 million and $4.2 million, respectively, related to outstanding stock appreciation rights ("SARs"). The SARs were issued in conjunction with the VFC acquisition in lieu of cash consideration for the purchase of equity held by operating management of former VFC subsidiaries who continued with the Company. The Company was required to report any change in the valuation of the SARs as a charge against earnings. In connection with the Recapitalization (see Liquidity and Capital Resources), all of the SARs were exercised and the holders of the SARs purchased KCI Common Stock with a substantial portion of the after-tax proceeds of such exercise.

Income from Operations: Income from operations increased by approximately $9.0 million, or 41.9%, from approximately $21.5 million for the year ended December 31, 1999 to approximately $30.5 million for the year ended December 31, 2000. This increase is the sum of the increase in gross profit of approximately $6.4 million plus the decrease in SG&A expenses of approximately $454,000 and the decrease in stock appreciation rights compensation and other non-recurring expenses of approximately $2.2 million due to the factors discussed above.

Recapitalization fees: In connection with the Recapitalization (see Liquidity and Capital Resources), the Company incurred approximately $7.9 million of transaction fees.

Interest Expense: Interest expense decreased by approximately $399,000, or 2.7%, from approximately $14.5 million for the year ended December 31, 1999 to approximately $14.1 million for the year ended December 31, 2000. This decrease is due to lower levels of outstanding borrowings throughout most of 2000 versus the year ended December 31, 1999, as a result of the Company not having any borrowings outstanding under its revolving credit facility during the year ended December 31, 2000 as well as lower debt outstanding under the term loan for most of 2000. In September 2000, the Company entered into a new credit agreement (see Liquidity and Capital Resources) in order to finance a large portion of the acquisition of Acme.

Provision for Income Taxes: The provision for income taxes increased by approximately $2.6 million, or 102.7% from approximately $2.6 million for the year ended December 31, 1999 to approximately $5.2 million for the year ended December 31, 2000. The Company's effective tax rates for the year ended December 31, 2000 and 1999 were approximately 57.0% and 34.5%, respectively. Through May

22, 2000, KCI, the majority member of KCLLC, was an S corporation and shareholders of KCI were personally responsible for the income taxes on the income of KCLLC that was allocated to KCI. Upon the consummation of the Recapitalization (see Liquidity and Capital Resources), KCI automatically converted to C corporation status. In addition, as part of the Recapitalization, KCI acquired Keyhold, Inc. ("Keyhold"), which owned the minority interest in KCLLC and was a C corporation for tax purposes. On December 31, 2000, Keyhold merged into KCI. Beginning May 23, 2000, the financial statements of the Company reflects its tax provision as if it were a C corporation, the tax status of its member. The tax provision for the year ended December 31, 2000 is primarily related to the taxable income of the Company from May 23, 2000 through December 31, 2000. In addition, the Company's high effective tax rate for the year ended December 31, 2000 is primarily a result of the loss allocated to the S corporation period and the impact of the non-deductibility of amortization of certain intangible assets.

The tax provision for the year ended December 31, 1999 is primarily related to the taxable income of VFC and its former subsidiaries through August 31, 1999. Through August 31, 1999 VFC and its subsidiaries were C corporations for tax purposes.

Income from continuing operations: Income from continuing operations decreased by approximately $944,000, or 19.5%, from approximately $4.8 million for the year ended December 31, 1999 to approximately $3.9 million for the year ended December 31, 2000. The decrease is primarily the result of the sum of increases in income from operations of approximately $9.0 million and other income of approximately $227,000 and a decrease in interest expense of approximately $399,000 offset by an increase in the provision for taxes of approximately $2.6 million and the Recapitalization expenses of approximately $7.9 million, due to the factors discussed above.

Loss from discontinued operations: Loss from discontinued operations increased by approximately $4.0 million for the year ended December 31, 2000. In April 2000, the Company consummated the sale of Heart Interface Corporation ("Heart") and Cruising Equipment Company ("Crusing"), which were acquired as part of VFC (see note 2 to the consolidated financial statements). The Company received approximately $9.0 million in proceeds before any transaction related expenses. Of the $9.0 million of proceeds, $600,000 was placed in escrow in accordance with the agreement, which the Company has recorded in its other assets. The Company recorded a loss on the disposal of Heart and Cruising of approximately $3.3 million. To the extent that cash is released from escrow, which terminates in April 2002, such funds will be recorded as a gain at that time. To date, the Company has not received any claims against the escrow.

On December 29, 2000, the Company sold its interests in Mastervolt B.V. and subsidiaries ("Mastervolt"), which had been acquired as part of VFC (see note 2 to the consolidated financial statements). The Company received approximately $2.3 million in proceeds and recorded a loss on disposal of approximately $525,000.

Extraordinary Item: In November 2000, the Company closed on its new credit facility (see Liquidity and Capital Resources). As a result, the Company wrote off the unamortized balance of the deferred financing costs relating to the prior credit facility of approximately $2.1 million. Such writeoff is reflected, net of a tax benefit of approximately $828,000, as an extraordinary charge related to the early retirement of debt.

Net (loss) income: Net loss increased by approximately $6.1 million, or 127.3%, from net income of approximately $4.8 million for the year ended December 31, 1999 to a net loss of approximately $1.3 million for the year ended December 31, 2000. The increase in loss is the result of the sum of a decrease in income from continuing operations of approximately $944,000, which was primarily driven by the Recapitalization expenses, an increase in loss from discontinued operations of approximately $4.0 million and the extraordinary charge of approximately $1.2 million, due to the factors discussed above.

Year ended December 31, 1999 compared to the year ended December 31, 1998

Net Sales: Net sales were approximately $144.1 million for the year ended December 31, 1999, an increase of approximately $82.2 million, or 133.0%, from approximately $61.9 million for the year ended December 31, 1998. Net sales of the MEC business were approximately $81.7 million for the year ended December 31, 1999, an increase of approximately $19.8 million or 32.0%, from approximately $61.9 million for the year ended December 31, 1998. Net sales of the EC business, which was acquired in the first quarter of fiscal 1999, were approximately $62.4 million for the year ended December 31, 1999. The increases in the total and segment net sales are primarily attributable to the acquisitions of VFC and G&H.

Gross Profit: Gross profit was approximately $59.0 million for the year ended December 31, 1999, an increase of approximately $36.3 million, or 159.7%, from approximately $22.7 million for the year ended December 31, 1998. Gross profit for the MEC business was approximately $31.1 million for the year ended December 31, 1999, an increase of approximately $8.4 million, or 37.0% from approximately $22.7 million for the year ended December 31, 1998. Gross profit for the EC business was approximately $27.9 million for the year ended December 31, 1999.

Gross profit, as a percentage of net sales, was 41.0% and 36.7% for the years ended December 31, 1999 and 1998, respectively. Gross profit, as a percentage of net sales, for the MEC business were 38.1% and 36.7% for the year ended December 31, 1999 and 1998, respectively. Gross profit, as a percentage of net sales, for the electrical component business was 44.7% for the year ended December 31, 1999. The increase in total gross profit and total gross profit percentage are primarily related to the acquisition of VFC and the correlated entry into the EC business, which historically experiences higher gross margins than in the MEC business. The margins for the EC business are generally higher as a result of the nature of the target markets to which these businesses sell their products.

Selling, General and Administrative Expenses: SG&A expenses were approximately $33.1 million for the year ended December 31, 1999, an increase of approximately $22.3 million, or 206.8%, from approximately $10.8 million for the year ended December 31, 1998. Depreciation and amortization expense increased by approximately $2.1 million for the year ended December 31, 1999. The increase in depreciation and amortization is primarily related to the acquisition of VFC. Corporate expenses also increased for the year ended December 31, 1999 by approximately $2.2 million. The increase in corporate expenses is primarily related to the redundant costs of the VFC corporate office and the training and travel costs associated with closing that office. The corporate office of VFC closed on September 30, 1999. In addition, the Company experienced unusual increases in professional fees, primarily as a result of the subsidiaries' reorganization to LLC status and the additional tax planning and reporting requirements, which resulted from the VFC acquisition. The Company's continuing acquisition activities were also a factor in professional fees increasing approximately $1.1 million for the year ended December 31, 1999. The remainder of the increase in SG&A expenses is predominantly attributable to the acquisition of VFC, which added approximately $20.1 million (or 88.9% of the total increase in SG&A expenses) to SG&A for the year ended December 31, 1999. SG&A expenses for the MEC business were approximately $12.0 million for the year ended December 31, 1999, an increase of approximately $3.0 million, or 33.0%, from approximately $9.0 million for the year ended December 31, 1998. This increase was partially related to the integration of G&H but was predominantly related to the expansion of the MEC business as a result of the VFC acquisition. The EC business had SG&A expenses of approximately $20.9 million for the year ended December 31, 1999.

SG&A, as a percentage of net sales, was 23.1% for the year ended December 31, 1999, an increase of 5.7% from 17.4% for the year ended December 31, 1998. SG&A, as a percentage of net sales, for the MEC business was 14.7% and 14.5% for the years ended December 31, 1999 and 1998, respectively. SG&A, as a percentage of net sales, for the EC business was 33.5% for the year ended December 31, 1999. The overall increase in the percentage of SG&A is directly related to the EC business, which maintains higher levels of sales and marketing expenses due to the nature of the target markets to which these businesses sell their products.

Stock appreciation rights compensation and other nonrecurring expenses: For the year ended December 31, 1999, based on an independent appraisal of KCI stock, the Company recorded a non-cash charge of approximately $4.2 million related to the outstanding SARs. The SARs were issued in conjunction with the VFC acquisition in lieu of cash consideration for the purchase of equity held by VFC line management who continued with the Company. In connection with the Recapitalization (see Liquidity and Capital Resources), all of the SARs were exercised and the holders of the SARs purchased KCI Common Stock with a substantial portion of the after-tax proceeds of such exercise.

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

Provision for Income Taxes: The provision for income taxes was approximately $2.6 million for the year ended December 31, 1999, an increase of approximately $2.5 million, from approximately $97,000 for the year ended December 31, 1998. Effective May 31, 1997, BWE, Hudson and ESP each elected to be treated as a subchapter S corporation, which caused the stockholders of their then parent company, KCI, to be personally liable for the taxes due on the income of the Company. Through August 31, 1999, VFC was a C corporation and was responsible for paying taxes on its income. Effective August 31, 1999, VFC was merged into KCLLC and most of VFC's subsidiaries, as well as BWE, Hudson and ESP, were converted to limited liability company ("LLC") status. These conversions were accomplished by merging each of the existing subsidiaries into a newly organized Delaware LLC. Upon election of LLC status by the subsidiaries, two members of KCLLC, Keyhold, Inc. ("Keyhold"), a New York C Corporation, and KCI became responsible for the taxes due on the income of the Company, apart from the subsidiaries that remained C corporations. Since KCI was an S corporation during 1999 and 1998, the shareholders of KCI are personally responsible for income taxes on the income of KCLLC that is allocated to KCI.

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

Loss from discontinued operations: In 1999, the Company decided to dispose of its inverter business and recorded the net assets of Heart, Cruising and Mastervolt as net assets of discontinued operations and reported the after tax results of operations as loss from discontinued operations (see note 2 to the consolidated financial statements). The net loss from discontinued operations was approximately $28,000 for the year ended December 31, 1999. The Company had made no accrual of costs of disposal related to the sale of their interests since it was management's estimate that the Company would record gains from the sales at that time.

Net Income: Net income was approximately $4.8 million for the year ended December 31, 1999, an increase of approximately $4.8 million from approximately $3,000 for the year ended December 31, 1998. This increase is the result of an increase in income from continued operations of approximately $224,000 and the loss from discontinued operations of approximately $28,000. Additionally, the results of operations for the year ended December 31, 1998 were negatively impacted by an extraordinary charge of approximately $4.6 million resulting from the early repayment of debt in connection with the Company's senior notes, which were issued in May 1998.

Liquidity and Capital Resources

The Company has historically generated funds from its operations and its working capital requirements generally have not materially fluctuated from quarter to quarter. The Company's other main sources of liquidity historically have been the Company's $80 million of unsecured 10 1/2% senior notes due 2008 and it's outstanding credit facilities. In November 2000, the Company closed on a new credit facility, which replaced the Company's previous credit facility. The new credit facility provides for a six-year $40 million revolving credit facility and a six-year $100 million term loan facility. The new credit agreement, guaranteed by the Company's subsidiaries, is collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property. There was $3.7 million outstanding under the revolving credit facility at December 31, 2000. The term loan is payable in quarterly installments through September 2006. Both the term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate plus an applicable margin which will vary from 1.00% to 2.75% and require the payment of a commitment fee of 0.5% on the unused portion of the facility as well as quarterly commitment fees. The credit facility also allows for up to $5.0 million of outstanding letters of credit. In addition, the new credit agreement contains certain covenants and restrictions which require the maintenance of financial ratios, and restrict or limit dividends and other shareholder distributions, transactions with affiliates, capital expenditures, rental obligations and the incurrence of indebtedness. The Company used the proceeds from the new credit facility to repay the previous borrowing facility as well as finance the acquisition of Acme.

The Company's remaining liquidity demands will be for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's senior notes require semiannual interest payments on the outstanding principal. The term loan requires quarterly principal payments. Principal payments for 2001 are approximately $8.1 million. Under the revolving credit facility and term loan, the Company has the option to lock in a specified interest rate by entering into a contract, which rolls over at different time intervals, usually within 180 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. As of December 31, 2000, the Company had no outstanding commitments for capital expenditures and anticipates capital expenditures of approximately $6.6 million for fiscal 2001. The expenditures are needed primarily to maintain its facilities, expand its production capacity in order to take advantage of profitable market opportunities, and to further automate its production processes to maximize profitability. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service, and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility.

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

o SGC Partners II LLC ("SG"), which owned all of the stock of Keyhold, which owned approximately 11.1% of the membership interests of KCLLC prior to the Recapitalization, exchanged all of its Keyhold stock for shares of Preferred Stock which were immediately sold to Kelso for cash at approximately $117 per share, terminating Keyhold's right to require KCLLC to repurchase Keyhold's outstanding investment in KCLLC at the then current market value thereof;

o Holders of KCI SARs exercised their SARs and, with a substantial portion of their after-tax proceeds from the exercise, purchased Common Stock of KCI;

o Kelso purchased an aggregate of approximately 35,000 shares of Preferred Stock from KCI at approximately $117 per share.

At the closing of the Recapitalization, KCI, Kelso and certain shareholders of KCI entered into a Shareholders Agreement and a Registration Rights Agreement and KCI and Kelso entered into an advisory agreement. As part of advisory agreement, KCI is required to pay a $325,000 annual management fee to Kelso. Kelso agreed that amounts paid by Millbrook to Kelso out of management fees received by Millbrook from KCI or KCLLC would offset KCI's obligation to Kelso under the advisory agreement between Kelso and KCI.

Effective upon the consummation of the Recapitalization, KCI has 1,100,000 and 10,000,000, respectively, of authorized shares of Preferred and Common Stock. Kelso became the owner of all the outstanding shares of Preferred Stock. The Preferred Stock is not entitled to vote for the election of directors but is entitled to designate two members of KCI's seven member Board of Directors. In addition, the Preferred Stock has certain approval rights and is convertible into Common Stock at the holder's option (upon conversion of the Preferred Stock it would constitute approximately 62.0% of the total outstanding Common Stock of KCI, on a fully diluted basis). The Preferred Stock has a liquidation preference equal to its purchase price plus accrued dividends, bears a 1% dividend payable in kind and is redeemable at the option of the holder, for cash, after June 2, 2009. All of the outstanding Common Stock and options to purchase Common Stock of KCI continue to be held by parties that held such securities prior to the Recapitalization and by the parties who purchased Common Stock with the after-tax proceeds from the exercise of their SARs. The aggregate purchase price of the Preferred Stock paid by Kelso was approximately $105.0 million of which approximately $4.1 million was paid to KCI. The Company paid approximately $7.9 million of expenses in connection with the transaction.

As a result of the Recapitalization, KCI, through its direct majority interest in KCLLC and its wholly owned interest in Keyhold, holds all of the membership interests in KCLLC. In addition, all proceeds received by KCI from the Recapitalization were contributed to KCLLC for additional membership interest. On December 31, 2000, Keyhold was merged into KCI.

Cash flows provided by operating activities were approximately $7.7 million, $20.5 million and $8.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. The net decrease of approximately $12.8 million for the year ended December 31, 2000 from the year ended December 31, 1999 resulted primarily from the decrease in net income, primarily driven by the Recapitalization expenses during the year ended December 31, 2000 and increases of operating assets during the year ended December 31, 2000. The net increase of approximately $11.8 million for the year ended December 31, 1999 over the year ended December 31, 1998 is primarily the result of an increase in net income plus non-cash charges of approximately $7.7 million for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The net increase in accounts receivable was primarily driven by the growth of the Company as well as higher sales in November and December 2000 as compared to the prior year. The increase in the inventory for the year ended December 31, 2000 was related primarily to the Company's growth over the fiscal year 1999, a build up of inventory to counter the increased lead times resulting from an increased overseas vendor base as well as expansion of its Thailand facility. The increase in the prepaid expenses for the year ended December 31, 2000 is primarily driven by prepaid income taxes. The increases in the non-cash charges for the year ended December 31, 1999 primarily relate to increased depreciation and amortization as well as the $4.2 million charge recorded in connection with the SARs discussed above. The total increase in non-cash charges for the year ended December 31, 1999 were partially offset, as compared to the year ended December 31, 1998, by the $4.6 million extraordinary charge taken in connection with the early retirement of debt. Depreciation and amortization expense increased for the year ended December 31, 1999 over December 31, 1998 primarily as a result of the VFC acquisition.

During the year ended December 31, 1999, the Company's accrued expenses primarily accounted for the remainder of the increase of cash flows from operations over the year ended December 31, 1998. The increase in accrued expenses is related to increased accrued interest related to the Company's new term loan and revolving credit facilities as well as increased accrued professional fees primarily related to tax compliance in connection with the subsidiaries' reorganization to LLC status (See Note 1 to the consolidated financial statements elsewhere in this Form 10-K). Further, the Company had increased compensation accruals as a result of the additional employee hires as well as increased incentive compensation related to the Company's growth.

Cash flows from operations of discontinued operations generated approximately $1.4 million for the year ended December 31, 1999.

Cash flows used in investing activities were approximately $38.7 million, $82.9 million and $2.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease for the year ended December 31, 2000 of approximately $44.2 million from the year ended December 31, 1999 and the increase for the year ended December 31, 1999 from the year ended December 31, 1998 of approximately $80.1 million are primarily related to the size of the acquisitions accomplished in those years. On November 21, 2000, the Company acquired all of the outstanding shares of Acme for a purchase price of approximately $47.3 million and assumed liabilities of approximately $28.0 million. On January 19, 1999, the Company acquired all of the outstanding shares of VFC for a purchase price of approximately $84.0 million and assumed liabilities of approximately $21.7 million (see note 2 to the consolidated financial statements). The Company realized $10.7 million of proceeds from the sale of Heart, Cruising and Mastervolt (See note 2 to the consolidated financial statements) during the year ended December 31, 2000. During the year ended December 31, 1999, the Company divested Force 10 Marine, Inc., Multiplex Technology Inc. and Glendinning Marine Products, Inc ("Glendinning"), which it had acquired as part of VFC, for a total of approximately $7.4 million. Capital expenditures for the years ended December 31, 2000, 1999 and 1998 were approximately $3.1 million, $2.7 million and $2.2 million, respectively.

Cash flows from financing activities provided net cash of approximately $30.6 million, $53.4 million and $5.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. The net decrease for the year ended December 31, 2000 of approximately $22.8 million from the year ended December 31, 1999 and the net increase for the year ended December 31, 1999 of approximately $47.7 million from the year ended December 31, 1998 were both primarily due to the changes made in the Company debt facilities. Proceeds under the Company's new credit facility for the year ended December 31, 2000 totaled $103.7 million. The Company used such proceeds to repay its prior credit facility, finance the acquisition of Acme, which included repaying approximately $10.4 million of debt assumed in the Acme acquistion, and working capital purposes. For the year ended December

31, 1999, the Company received an aggregate of approximately $82.6 million from its term loan and credit facility. The repayment of approximately $37.1 million of long-term debt and other long-term obligations offset this, the most significant portions being the repayment of approximately $8.9 million of VFC's long-term debt, which was made in conjunction with the VFC acquisition and the subsequent repayments of all amounts outstanding under the then existing revolving credit facility throughout the course of 1999. For the years ended December 31, 2000, 1999 and 1998, the Company paid deferred financing costs of approximately $3.8 million, $2.2 million and $4.9 million, respectively, related to the Company's new and previous credit facilities.

For the years ended December 31, 2000, 1999 and 1998 the Company was the recipient of approximately $7.1 million, $12.3 million and $500,000 in capital contributions. The capital contributions received during the year ended December 31, 2000, were contributed by KCI in connection with Recapitalization described above. Approximately $7.5 million was used to repay the outstanding SAR's, including, approximately $420,000 related to outstanding vested SARs with certain members of operating management of Glendinning and the inverter business, which were divested in fiscal years 1999 and 2000, respectively. The remaining holders who are current members of operating management purchased Common Stock as part of the Recapitalization with a substantial portion of their after-tax proceeds from the exercise of their SARs. Simultaneous with the closing of the VFC acquisition, the Company was the recipient of approximately $3.3 million in capital from KCI. This capital was raised by KCI through the sale of new stock in KCI. In September 1999, SG and Keyhold purchased their interests in KCLLC and the Company received net proceeds of approximately $9.0 million related to the capital contribution by SG and Keyhold. The proceeds of the SG and Keyhold contribution, divestitures of subsidiaries and cash from operations enabled the Company to repay all amounts outstanding under the revolving credit facility in 1999. In addition, the Company prepaid its $1.5 million term loan installment, due in January 2000, during December 1999. For the years ended December 31, 1999 and 1998, the Company paid capital withdrawals of approximately $2.3 million and $1.7 million, primarily to cover estimated tax payments of the members. During the year ended December 31, 2000, KCLLC paid approximately $1.4 million of capital withdrawals. KCI used approximately $1.1 million of the funds to repurchase outstanding shares of its common stock from four former shareholders. The remaining withdrawals in 2000 of approximately $300,000 were for tax distributions to the members.

In December 1999, the Company consummated the acquisition of the outstanding minority interest in Guest, which was one of the subsidiaries acquired as part of the VFC acquisition. The minority shareholders agreed to sell their 7% share of Guest to the Company for a combination of cash and KCI stock. KCI received additional membership interests as consideration for the stock distributed to the minority shareholders.

Management believes that the Company's cash flow from operations, together with its borrowing availability under its existing credit facilities, will be adequate to meet its anticipated capital requirements for the foreseeable future.

Inflation

Inflation has not been material to the Company's operations for the periods presented.

Backlog

The Company's backlog of orders as of December 31, 2000, was approximately $30.8 million. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. In addition, purchase orders can generally be cancelled at any time without penalty.

New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of Accounting Principles Board Opinion No. 25. This interpretation clarifies the application of APB No. 25 for certain issues. While the Company accounts for its stock compensation transactions with its employees under APB No. 25, this statement did have a material impact on the Company's consolidated financial statements. This interpretation became effective July 1, 2000.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is not a rule or interpretation of the SEC, however, it represents interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The interpretations outlined in SAB 101 did not have a material impact on the Company's revenue recognition policies.

Other Matters

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

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

The Company's primary exposure to market risk is related to the variability in interest rates associated with the $98.2 million outstanding under its term loan and with any amounts outstanding under its $40-million revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the agreement. Principally all of the borrowings under the term loan are locked in at approximately 9.4% until March 2001, when the underlying LIBOR contract is up for renewal. Subsequent to December 31, 2000, the Company repaid all outstanding borrowings under the revolving line of credit. A 1% change in the interest rate for the Company's credit facilities in place in 2000 would have resulted in interest of approximately $578,000. The senior notes bear a fixed rate of interest and therefore are not subject to market risk. The Company does not hold derivative financial instruments or believe that material imbedded derivatives exist within its contracts.

Item 8.           Financial Statements and Supplementary Data

The Company's consolidated financial statements for the three years ended December 31, 2000, together with the report of PricewaterhouseCoopers LLP dated March 2, 2001, are included elsewhere herein. See Item 14 for a list of the consolidated financial statements and consolidated financial statement schedule.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

                                    PART III

Item 10. Directors, Executive Officers and Key Employees of the Company

The following table sets forth information with respect to the directors, executive officers and other key employees of the Company as of December 31, 2000. All directors and officers of the Company hold office until the annual meeting of stockholders next following their election, or until their successors are elected and qualified.

Name                       Age              Position
----                       ---              --------

John S. Dyson              58               Chairman of the Board of Directors of KCI and KCLLC

Clay B. Lifflander         38               Director of KCI and KCLLC. Chief Executive Officer of KCLLC.

Robert B. Kay              38               Director of KCI and KCLLC. President of KCLLC.

Alan L. Rivera             38               Director of KCI and KCLLC, Vice President and Secretary of KCI and KCLLC

George M. Scherer          47               Director of KCI and KCLLC, Vice President of KCI and President of BWE

Philip E. Berney           37               Director of KCI and KCLLC

Tom R. Wall, IV            41               Director of KCI and KCLLC

Keith A. McGowan           38               Chief Financial Officer and Vice President of KCLLC

J. Marty O'Donohue         50               President of Marinco

Daryl A. Lilly             40               President of Gits

Michael L. Colecchi        51               President of Hudson

A. Jack Hoppenjans         64               President of Turner


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

Philip E. Berney has served as a director since May 2000, and is a board designee of the Kelso Funds. Mr. Berney joined Kelso & Company, a private investment firm in 1999 as one of its Managing Directors. Previously, Mr. Berney previously worked at Bear, Stearns & Co. Inc. where he was a Senior Managing Director. He also serves as a director of CDT Acquisition Corp. Mr. Berney received a Bachelor of Science degree in Business Administration from the University of North Carolina in Chapel Hill.

Thomas R. Wall, IV has served as a director since May 2000, and is a board designee of the Kelso Funds. Mr. Wall has held various positions of increasing responsibility with Kelso & Company, a private investment firm, since 1983, and currently serves as one of its Managing Directors. Mr. Wall also serves as a director of AMF Bowling, Inc., Citation Corporation, Consolidated Vision Group, Inc., Cygnus Publishing, Inc., IXL Enterprises Inc., Mitchell Supreme Fuel

Company, Mosler, Inc., Peebles Inc., and 21st Century Newspapers, Inc. Mr. Wall received a Bachelor of Science degree in Business Administration from Washington & Lee University.

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

Daryl Lilly has been the President of Gits since June of 2000. Previously, he served as Executive Vice President, Vice President of Product Development and Engineering Manager for Gits. In addition to his experience with the Company, Mr. Lilly has 15 years of experience in various automotive component manufacturing industries.

A. Jack Hoppenjans has been President of Turner since 1982. He joined Turner in 1960 as a mechanical designer and has held various positions with the Turner during his 40 year tenure.

Item 11. Executive Compensation

                           SUMMARY COMPENSATION TABLE

The summary table sets forth information with respect to the compensation of each of the named executive officers and key employees for services provided in all capacities to the Company for the three years in the period ended December 31, 2000.

                                            Annual Compensation                                Long Term
                                                                                             Compensation
                                                                                                Awards
                                        ----------------------------------------------    --------------------
                                                                      Other Annual
Name and Principal Position    Year      Salary ($)       Bonus       Compensation            Securities
                                                                           ($)            Underlying Options
---------------------------- ---------- ------------- -------------- -----------------    --------------------
Clay B. Lifflander (1),        2000          --            --               --                      30,000(4)
   Chief Executive             1999          --            --               --                    --
     Officer                   1998          --            --               --                    --

                                                          $ --
Robert B. Kay (3),             2000          $266,178     $ -- (2)           $100,000               30,000(4)
   President                   1999          $250,000   $125,000                                    30,000(4)

Alan L. Rivera (1),            2000          --            --               --                       7,500(4)
   Secretary                   1999          --            --               --                    --
                               1998          --            --               --                    --

Keith A. McGowan,
  Chief Financial Officer      2000          $143,584       --  (2)           $60,000                5,250(4)
                               1999           $90,000    $40,000               --                    5,000(4)

George M. Scherer (3),
    President of BWE
                               2000         $ 225,000       --  (2)                                  4,000(4)
                               1999         $ 225,000    $23,000               --                          --
                               1998         $ 302,994    $43,028               --                          --

(1) The salaries of Clay B. Lifflander and Alan L. Rivera are paid by Millbrook Capital Management, Inc. ("Millbrook") pursuant to the terms of a Management Agreement. See "Certain Relationships and Related Transactions--Management Agreement."
(2) The 2000 bonuses for Robert B. Kay, George Scherer and Keith McGowan have yet to be determined. The bonuses of these individuals are at the discretion of the Board of Directors of KCLLC.
(3) The Company is a party to employment agreements with certain of its key employees.
(4) Long terms awards related to options granted to purchase KCI common stock.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table summarizes the options that were granted to named executive officers of the Company in the fiscal year ended December 31, 2000.

------------------------------------------------------------------------------------------------------------------
                                                                             Potential Realizable Value at Assumed
                           Individual Grants                                    Annual Rates for Option Term (1)
------------------------------------------------------------------------     -------------------------------------
                               Percent of
                                 Total
                Number of       Options/
                Securities    SARS Granted
                Underlying    to Employees
               Options/SARS     in Fiscal      Exercise    Expiration
  Name          Granted (#)       Year       Price ($/sh)     Date               5%                10%
-------------- -------------- -------------- ------------- ------------     ---------------- -------------------
Clay B.
Lifflander         30,000          24.2%       $117.35      9/20/10           $2,286,000          $5,839,000

Robert B. Kay      30,000          24.2%       $117.35      9/20/10           $2,286,000          $5,839,000

George M.
Scherer             4,000           4.0%       $117.35      9/20/10             $305,000            $779,000

Alan L.
Rivera              7,500           6.0%       $117.35      9/20/10             $571,000          $1,460,000

Keith A.
McGowan               250           0.2%        $95.00      1/02/10              $17,000             $44,000

Keith A.
McGowan             5,000           4.0%       $117.35      9/20/10             $381,000            $973,000

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

             AGGREGATED OPTION/SAR EXERCISES DURING FISCAL 2000 AND
                           YEAR END OPTION/SAR VALUES

The following table provides information related to the number and value of options held by the named executive officers at December 31, 2000.

                           Number of Securities underlying Unexercised    Value of Unexercised In-the-Money Options
                                     Options at Year End (1)                           at Year End (1)
                          -----------------------------------------------------------------------------------------
          Name                 Exercisable           Unexercisable            Exercisable           Unexercisable
          ----                 -----------           -------------            -----------           -------------
Clay B. Lifflander                    0                  30,000                $     0                  $   0

Robert B. Kay                    15,714                  34,286             $1,294,048               $352,952

George M. Scherer                     0                   4,000                 $    0                  $   0

Alan L. Rivera                        0                   7,500                 $    0                  $   0

Keith A. McGowan                  1,215                   6,835               $ 61,443               $107,725

(1) Assumes a fair market value of $117.35 per share of common stock at December 31, 2000.


Employment and Related Agreements

The employment agreement with Robert B. Kay, President of the Company, is dated March 1, 1999, terminates March 1, 2004 and provides for, among other things, a base salary of $295,000 per annum with yearly increases based on the CPI, an annual incentive bonus in the event Mr. Kay and the Company reach certain performance goals, a car allowance, and vacation and benefits commensurate with the plans and programs generally offered by the Company to employees of the same level and responsibility of Mr. Kay. The agreement also provides that Mr. Kay will not compete with the Company for two years after termination of his agreement and contains certain confidentiality provisions.

The employment agreement with George M. Scherer, President of Elliott, is dated January 16, 1996 and terminated on January 16, 2001. The agreement provided Mr. Scherer with a base salary of $225,000 per year, as well as an annual cash bonus in the event BWE reaches certain targeted levels of earnings. This agreement also provides that Mr. Scherer (i) will not compete with Elliott for three years after termination of his agreement, (ii) will keep all proprietary information confidential and (iii) will assign to Elliott all innovations that may be developed by Mr. Scherer during his employment. The Company is currently negotiating a new contract with Mr. Scherer, the terms of which the Company expects to be similar to the previous agreement.

1998 Long-Term Incentive Plan

KCI's 1998 Incentive Compensation Plan (the "1998 Plan") was adopted to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants of KCI, KCLLC and its subsidiaries and to promote the success of the Company's business. Options granted under the 1998 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. In addition, stock appreciation rights, and restricted stock awards and other stock-based awards may be granted under the 1998 Plan. No further grants will be made under the 1998 Plan. As of December 31, 2000, options to purchase an aggregate of 53,025 shares were outstanding under the 1998 Plan at a weighted average exercise price of $42 per share, of which options to purchase 30,815 shares are currently exercisable.

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

Key Components Stock Incentive Plan

In May 2000, the Company adopted the Key Components, Inc. Stock Incentive Plan (the "KCI Plan"). Approximately 205,000 shares of KCI's Common Stock have been reserved for options issued under the KCI Plan. Options granted under the 1998 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. In September 2000, the Company issued options for approximately 119,000 shares of common stock at an exercise price of approximately $117 per share. Options for approximately 39,000 shares vest over the next three years. The options for the approximately 80,000 remaining shares vest only after a change in control of the Company and if the Company's Preferred Shareholders obtain a targeted return on their investment. The Company would take a charge to earnings for the accretion in value upon the date that the Company is reasonably assured that such criteria would be satisfied. At December 31, 2000, no options issued under the KCI Plan were vested.

The KCI Plan is administered by a committee as determined by the Board of Directors of KCI and in accordance with the Shareholders Agreement. Any options granted under the KCI Plan must be assigned an exercise price equal to the market value of KCI Common Stock on the date of the grant of the option. Options and awards granted under the KCI Plan are generally not transferable, and each option or award is exercisable during the lifetime of the optionee only by such optionee. The term of the options under the KCI Plan may not exceed ten years. The specific terms of each option grant or award are approved by KCI's Board of Directors and are reflected in a written stock option or award agreement.

Stock Appreciation Rights

In connection with the VFC acquisition, KCI issued SARs to certain members of operating subsidiary management. The SARs, which were fully vested, entitle the holder to receive, in cash, the difference between the exercise price and market value of KCI stock as of the date of exercise. The Company was required to record as compensation expense any net accretion in the value of the SARs based on current market value of KCI stock. For the years ended December 31, 2000 and 1999, the Company included in continuing operations approximately $1.6 million and $4.2 million in compensation expense related to the SARs. All of the SARs were exercised in connection with the Recapitalization, with the holders of the SARs using a substantial portion of their after-tax proceeds to purchase shares of KCI common stock.

KCLLC 401(k) Plan

Effective January 1, 2001, the Company merged the 401(k) plans covering substantially all the employees of the Company, other than those of Acme into one newly formed KCLLC 401(k) plan (the "KCLLC Plan"). The KCLLC plan covers all the employees of the Company, other than those of Acme and those covered by the Gits defined benefit plan. The KCLLC Plan provides for a match of 4% of employee's compensation up to 2% maximum employer match. The Company has the ability to make additional discretionary contributions. The benefits of the KCLLC Plan vest over five years.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Company is comprised of KCLLC, a Delaware corporation which is a parent holding company for its wholly owned subsidiaries, including Key Components Finance Corp. KCI holds all of the member interests in KCLLC. KCI has no material assets other than its interest in KCLLC and has no operations. The following table sets forth information concerning the beneficial ownership of KCLLC membership interests, as of March 12, 2001 of (i) each person known to own beneficially more than 5% of KCLLC membership interest and KCI's outstanding Common Stock, (ii) by each director, executive officer and key employee of the Company and/or any of its subsidiaries and (iii) all such directors, executive officers, and key employees as a group. All shares are owned with sole voting and investment power, unless otherwise indicated.

           Beneficial Owner                        Address                 Common Stock Beneficially Owned
                                                                             Shares (1)               % (2)
John S. Dyson                           Key Components, LLC                    223,932(3)             16.7%
                                          200 White Plains Road
                                          Tarrytown, NY 10591

Clay B. Lifflander                      Key Components, LLC                    173,446(3)(4)          12.9%
                                          200 White Plains Road
                                          Tarrytown, NY 10591

Robert B. Kay                           Key Components, LLC                     15,714(5)              1.2%
                                          200 White Plains Road
                                          Tarrytown, NY 10591

Alan L. Rivera                          Key Components, LLC                     14,762                 1.1%
                                          200 White Plains Road
                                          Tarrytown, NY 10591

George M. Scherer                       Key Components, LLC                     52,857                 3.9%
                                          200 White Plains Road
                                          Tarrytown, NY 10591

           Beneficial Owner                        Address                 Common Stock Beneficially Owned
                                                                             Shares (1)               % (2)
Philip Berney                           Kelso & Co.                            918,065(6)             68.4%
                                        320 Park Avenue
                                        New York, NY 10022

Thomas R. Wall, IV                      Kelso & Co.                            918,065(6)             68.4%
                                        320 Park Avenue
                                        New York, NY 10022

Kelso & Co.                             Kelso & Co.                            918,065(6)             68.4%
                                        320 Park Avenue
                                        New York, NY 10022

Keith A. McGowan                        Key Components, LLC                      1,215(7)              0.1%
                                          200 White Plains Road
                                          Tarrytown, NY 10591

All Officers and Directors (8           Key Components, LLC                  1,248,620(8)             93.1%
   persons)                               200 White Plains Road
                                          Tarrytown, NY 10591


(1) Unless otherwise indicated, the Company believes that the beneficial owners of the securities have sole investment and voting power with respect to such securities, subject to community property laws where applicable. Shares represent fully diluted share ownership of KCI.

(2) Percentages are based on effective membership percentages including dilutive effect of outstanding vested stock options exercisable within 60 days.

(3) Includes an aggregate of 113,279 shares of KCI Common Stock owned of record by the Charles H. Dyson Trust #1 F/B/O John Dyson U/A DTD 8/2/68, Charles H. Dyson Trust #1 F/B/O John Dyson U/A DTD 4/6/76 and the Margaret M. Dyson Trust #1 F/B/O John Dyson U/A DTD 3/26/68 (the "Dyson Trusts"), of which Mr. Dyson is a beneficiary and trustee.

(4) Includes of 464 shares of KCI Common Stock owned of record by trusts for the benefit of Mr. Lifflander's minor children, or which Mr. Lifflander is a trustee and 113,279 shares of KCI Common Stock owned of record by the Dyson Trusts, of which Mr. Lifflander is a trustee.

(5) Represents vested options to purchase 15,714 shares of KCI Common Stock. See "Executive Compensation."

(6) Includes 918,065 shares of KCI Preferred Stock owned by Kelso and its affiliates, which are convertible at the option of the holder into 918,065 shares of KCI Common Stock.

(7) Represents vested options to purchase 1,215 shares of KCI Common Stock. See "Executive Compensation"

(8) Includes 113,279 shares of KCI Common Stock owned of record by the Dyson Trusts and 464 shares of KCI common stock owned of record by trusts for the benefit of Mr. Lifflander's minor children, of which Mr. Lifflander is a trustee and 918,065 shares of KCI Preferred Stock owned by Kelso and its affiliates.

Item 13. Certain Relationships and Related Transactions

ESP Lease

The Company rents its Leominster, Massachusetts manufacturing facility under an operating lease agreement entered into with a company that is co-owned by the former President of ESP and a shareholder of KCI. The lease, which expires on May 31, 2003, provides for annual rent increases based on the CPI. Rental payments amounted to $208,000, $203,000 and $208,000 for the three years ended December 31, 2000, 1999 and 1998, respectively.

BWE Lease

The Company rents one of its manufacturing facilities under an operating lease agreement entered into with a company which is co-owned by George Scherer who is a member of the Board of Directors of KCI and KCLLC, a shareholder of KCI and the President of BWE. The terms of the lease, which expires December 31, 2008, provide for annual rent increases of 5%. Rental payments amounted to $151,000, $144,000 and $137,000 in 2000, 1999 and 1998, respectively.

Management Agreement

KCLLC pays management fees to Millbrook, a party related to John S. Dyson, Chairman of the Boards of KCI and KCLLC and a shareholder of the KCI. The Company recorded management fees related to Millbrook of $900,000, $800,000, and $800,000 for the years ended December 31 2000, 1999 and 1998, respectively. Pursuant to the terms of a Management Agreement, dated as of May 28, 1998, Millbrook provides the Company with executive level services, for an annual base management fee equal to $500,000 (the "Base Fee") payable in quarterly installments, plus an additional fee of $400,000 per year (the "Additional Fee") in 2000, and $300,000 for the year ended December 31, 1999 and 1998, payable following completion of the Company's audited financial statements for such year. No portion of the Base Fee or the Additional Fee may be paid at the time that any Event of Default (as defined therein) exists under the Company's Indenture, dated as of May 28, 1998 (the "Indenture"). In addition, the Additional Fee may only be paid to the extent that, after giving effect thereto, the Company's Consolidated Coverage Ratio (as defined in the Indenture) exceeds 2.0:1, for the fiscal years ending on or prior to December 31, 1999, and 2.25:1 for the fiscal years ending after December 31, 1999. The Additional Fee (as defined is $300,000) may be increased, beginning with the fiscal year ending December 31, 2000, by an amount up to 15% of the aggregate amount of the Base Fee and the then current amount of the Additional Fee; provided, however, that the percentage increase shall not exceed the percentage increase in pro forma EBITDA (as defined in the Indenture) for such fiscal year as compared to the prior fiscal year. For the year ended December 31, 2000 the additional fee was increased by $100,000 as a result of the pro forma growth over the year ended December 31, 1999. Notwithstanding the foregoing, total management fees payable under the Management Agreement may not exceed $1.2 million in any fiscal year. Any management fee, which are not permitted to be paid at the time due will be deferred (without interest) and will be paid as soon as permitted. Millbrook will also be entitled to be reimbursed for its out of pocket expenses. As part of the Recapitalization, Millbrook agreed with Kelso to a reduced management fee, commencing in 2002, of $175,000 plus amounts paid to Kelso. Kelso agreed that amounts paid by Millbrook to Kelso out of management fees received by Millbrook from KCI or KCLLC would offset KCI's obligation to Kelso under the Advisory Agreement between Kelso and KCI.

During 2000, KCLLC paid $825,000 and $400,000, respectively, for investment banking fees to Millbrook in connection with the acquisition of Acme and the sale of the inverter business. During 1999, KCLLC also paid Millbrook $500,000 and $350,000, respectively, for investment advisory services related to the sale of the Keyhold membership interest and the sale of Multiplex. The Company paid Millbrook an investment banking fee equal to $900,000 upon consummation of the offering of the Company's Senior Secured Notes in May 1998 for financial advisory and other services.

Recapitalization

In May 2000, KCI and its shareholders consummated the Recapitalization with affiliates of Kelso pursuant to which, among other things:

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

o SG, which owned all of the stock of Keyhold, which owned approximately 11.1% of the membership interests of KCLLC prior to the Recapitalization, exchanged all of its Keyhold stock for shares of Preferred Stock which were immediately sold to Kelso for cash at approximately $117 per share, terminating Keyhold's right to require KCLLC to repurchase Keyhold's outstanding investment in KCLLC at the then current market value thereof;

o Holders of KCI exercised their SARs and, with a substantial portion of their after-tax proceeds from the exercise, purchased Common Stock from KCI;

o Kelso purchased an aggregate of approximately 35,000 shares of Preferred Stock from KCI at approximately $117 per share.

At the closing of the Recapitalization, KCI, Kelso and certain shareholders of KCI entered into a Shareholders Agreement and a Registration Rights Agreement and KCI and Kelso entered into an Advisory Agreement. As part of Advisory Agreement, KCI is required to pay a $325,000 annual management fee to Kelso. Kelso agreed that amounts paid by Millbrook to Kelso out of management fees received by Millbrook from KCI or KCLLC would offset KCI's obligation to Kelso under the Advisory Agreement between Kelso and KCI.

Effective upon the consummation of the Recapitalization, Kelso became the owner of all of the Preferred Stock. The Preferred Stock is not entitled to vote for the election of directors but is entitled to designate two members of KCI's seven member Board of Directors. In addition, the Preferred Stock has certain approval rights and is convertible into Common Stock at the holder's option (upon conversion of the Preferred Stock would constitute approximately 62.0% of the total outstanding Common Stock of KCI, on a fully diluted basis). The Preferred Stock has a liquidation preference equal to its purchase price plus accrued dividends, bears a 1% dividend payable in kind and is redeemable for cash at the option of the holder after June 2, 2009. All of the outstanding Common Stock and options to purchase Common Stock of KCI continue to be held by parties that held such securities prior to the Recapitalization and by the parties who purchased Common Stock with the after-tax proceeds from the exercise of their SARs. The aggregate purchase price of the Preferred Stock paid by Kelso was approximately $105.0 million of which approximately $4.1 million was paid to KCI. The Company paid approximately $7.8 million of expenses in connection with the transaction.

As a result of the Recapitalization, KCI, through its direct majority interest in KCLLC and its wholly owned interest in Keyhold, effectively holds all of the membership interests in KCLLC. In addition all proceeds received by KCI from the Recapitalization were contributed to KCLLC for additional membership interest.

Investment by Keyhold, Inc.

On August 12, 1999, KCLLC entered into the SG Agreements with Keyhold, a wholly owned subsidiary of SG, and SG to sell up to $20.0 million of membership equity interests in KCLLC. On September 1, 1999, SG (through Keyhold) made a capital contribution to KCLLC of $10.0 million, before expenses of approximately $997,000. Keyhold received approximately an 11% membership equity interest in KCLLC. Keyhold was acquired as part of the Recapitalization with Kelso.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                                                                Form 10-K
                                                                                                                ---------
                                                                                                                  Page
                                                                                                                  ----

(a)  Documents filed as part of the Form 10-K
     ----------------------------------------
     (1)  Financial Statements:
          ---------------------
     Report of Independent Accountants                                                                            43
     Consolidated Balance Sheet at December 31, 2000 and 1999                                                     44
     Consolidated Statement of Income for the three years ended December 31, 2000                                 45
     Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2000                   46
     Consolidated Statement of Cash Flows for the three years ended December 31, 2000                             47
     Notes to Consolidated Financial Statements                                                                  48-82

     (2)  Financial Statement Schedules:
          ------------------------------
     Valuation and Qualifying Accounts and Reserves (Schedule II)                                                 83

(b)  Reports on Form 8-K
     -------------------
     Reports on Form 8-K were as follows:
     (a)  April 19, 2000 reporting the sale of Heart and Cruising                                                 -
     (b)  May 23, 2000 reporting the consummation of the Recapitalization                                         -
     (c)  December 6, 2000 reporting the acquisition of Acme                                                      -

(c)  Exhibits
     --------
     See list of exhibits on page                                                                                 35

(d)  Financial Statement Schedules
     -----------------------------
     See (a)(2) above                                                                                             83

                                                    EXHIBIT INDEX
----------------------------------------------------------------------------------------------------------------------
    Exhibit                                           Description                                         Reference
---------------- -------------------------------------------------------------------------------------- --------------
2.1              Agreement and Plan of Merger.                                                               (1)
2.2              Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 28, 1998.         (1)
2.1              Agreement and Plan of Merger, dated as of May 26, 2000                                     (11)
2.2              Amendment No. 1 to the Agreement and Plan of Merger, dated as of September 18, 2000        (11)
2.3              Amendment No. 2 to the Agreement and Plan of Merger, dated as of October 6, 2000           (11)
2.4              Letter of Transmittal relating to surrendered Shares.                                       (7)
3.1              Certificate of Formation of KCLLC.                                                          (2)
3.2              Limited Liability Company Agreement of KCLLC.                                               (2)
3.3              Certificate of Incorporation of Finance Corp.                                               (2)
3.4              By-Laws of Finance Corp.                                                                    (2)
3.5              Amended and Restated Limited Liability Company Operating Agreement of KCLLC, dated          (5)
                 as of September 1, 1999.
4.1              Indenture, dated as of May 28, 1998, by and among KCLLC, Finance Corp, BWE, Hudson,         (2)
                 ESP and United States Trust Company of New York, as trustee.
4.2              Form of 10 1/2% Senior Notes, Due 2008 (filed as part of Exhibit 4.1).                      (2)
4.3              Exchange and Registration Rights Agreement, dated May 20, 1998, among KCLLC, Finance        (2)
                 Corp, BWE, Hudson, ESP and Societe Generale Securities Corporation.
4.4              Supplemental Indenture, dated as of August 31, 1999, among KCLLC, Finance Corp, Gits        (5)
                 Manufacturing Co., LLC Marine Industries, LLC, Turner Electric, LLC, Hudson Lock,
                 LLC, BWE Manufacturing, LLC, ESP Lock, LLC and United States Trust Company.
4.5              Amendment to Indenture dated August 31, 1999, among KCI and certain of its                  (5)
                 subsidiaries and United States Trust Company.
10.1             Purchase Agreement among KCLLC, Finance Corp, BWE, Hudson, ESP and Societe Generale         (2)
                 Securities Corporation, dated May 20, 1998.
10.2             Form of 10 1/2% Senior Notes, issued by KC LLC and Finance Corp. to certain                 (2)
                 purchasers, and dated as of May 28, 1998 (filed as part of Exhibit 4.1).
10.3             Employment Agreement between BWE and George M. Scherer, dated as of January 16,             (2)
                 1996, as amended March 16, 1996.
10.4             Employment Agreement between KCI and Michael L. Colecchi, dated as of May 15, 1997,         (2)
                 as amended April 27, 1998.
10.5             Employment Agreement between ESP and August M. Boucher, dated as of December 10,            (2)
                 1997.
10.7             1998 Long-Term Incentive Plan of KCI.                                                       (2)
10.8             Management Agreement, dated May 28, 1998, with Millbrook Capital Management Inc.            (2)

10.9             Lease, dated January 1, 1989, between BWE and Empire Realty Company.                        (2)
10.10            Lease, dated December 1, 1992, between RAD Lock, Inc. and S&S Properties, Inc.              (2)
10.12            Lease Agreement, dated June 7, 1990, between BWE and Route 12A Associates, as               (2)
                 amended.
10.12            Lease of Real Property, dated June 1, 1993, between ESP and Massachusetts Colony            (2)
                 Corporation.
10.13            Commercial Lease and Deposit Receipt, dated August 27, 1998, between Hudson and Jim         (2)
                 Jelsema.
10.14            Credit and Guaranty Agreement, dated as of July 27, 1998, among the Issuers, BWE,           (2)
                 Hudson, ESP, Societe Generale, as agent and certain financial institutions named therein.
10.15            Guarantor Security Agreement, dated as of July 27, 1998, among BWE, Hudson, Finance         (2)
                 Corp., ESP and Societe Generale.
10.16            Borrower Security Agreement, dated as of July 27, 1998, between KCLLC and Societe           (2)
                 Generale.
10.17            Pledge Agreement, dated as of July 27, 1998, between KCLLC and Societe Generale.            (2)
10.18            Form of Amended and Restated Credit and Guaranty Agreement, dated as of January 19,         (3)
                 1999, by and among Key Components, LLC, as Borrower, certain of its subsidiaries, as Guarantors, certain financial
                 institutions, as Lenders and Societe Generale, as Agent for
                 Lenders.
10.19            Form of Valley Forge Pledge Agreement, dated as of January 19, 1999, by Valley Forge        (3)
                 Corporation and in favor of Societe Generale.
10.20            Form of Amended and Restated Pledge Agreement, dated as of January 19, 1999, made by        (3)
                 KCLLC in favor of Societe Generale.
10.21            Form of Amended and Restated Borrower Security Agreement, dated as of January 19,           (3)
                 1999, made by KCLLC in favor of Societe Generale.
10.22            Form of Amended and Restated Guarantor Security Agreement, dated as of January 19,          (3)
                 1999, made by BW Elliott Manufacturing Co., Inc., Hudson Lock, Inc., ESP Lock
                 Products Inc., KCI Acquisition Corp., Valley Forge Corporation, Cruising Equipment
                 Company, Force 10 Marine Ltd., Gits Manufacturing Company, Inc., Glendinning Marine
                 Products, Inc., Atlantic Guest, Inc., Heart Interface Corporation, Marine Industries
                 Company, Multiplex Technology, Inc., Turner Electric Corporation, VFC Acquisition
                 Company, Inc., and Valley Forge International Corporation in favor of Societe
                 Generale.
10.23            Agreement and General Release between KCLLC and James D. Wilcox, dated March 9, 1999.       (4)
10.24            Form of Employment Agreement between the Company, Millbrook and Robert Kay, dated           (4)
                 March 1, 1999.
10.25            Share Purchase Agreement among KCI, KCLLC, SGCP and Keyhold dated August 12, 1999.          (5)
10.26            Registration Rights Agreement of KCLLC, dated as of September 1, 1999, among KCI,           (5)
                 KCLLC, SGCP and Keyhold.
10.27            Shareholders Agreement dated as of September 1, 1999, among KCLLC, KCI, SGCP,               (5)
                 Keyhold and certain other shareholders of KCI.

10.28            Amendment No. 2 to Amended and Restated Credit and Guaranty Agreement, dated August         (5)
                 31, 1999 among KCLLC and Certain of its Subsidiaries, Certain Lenders and Societe
                 Generale.
10.29            Joinder Agreement, dated as of August 31, 1999, by Certain Subsidiaries of KCLLC to         (5)
                 Societe Generale.
10.30            Stock Purchase Agreement dated February 24,2000 by and between Trace Holdings LLC           (6)
                 and KCLLC and KCLLC Holdings, Inc. with respect to all outstanding capital stock of
                 Heart and Cruising.
10.31            Amended Stock Purchase Agreement dated February 24,2000  by and  between  Trace             (8)
                 Holdings LLC and KCLLC and KCLLC Holdings, Inc. with respect to all outstanding capital stock of Heart and Cruising.
10.32            Recapitalization agreement among KELSO Investment Associates VI, L.P., KEP VI, LLC,         (9)
                 Key Components, Inc., the shareholders of Key Components, Inc., and SGC Partners II,
                 LLC dated May 8, 2000.
10.33            Credit and Guaranty Agreement, dated as of September 29, 2000 among Key Components,        (10)
                 LLC, as Borrower, certain of its Subsidiaries and Equity Holders, as Guarantors, Certain
                 Financial Institutions and Other Persons, as Lenders, First Union National Bank, as
                 Administrative Agent for the Lenders, and Societe Generale, as Syndication Agent for the
                 Lenders.
10.34            Key Components, LLC Pledge Agreement, dated as of November 21, 2000, by Key                 (7)
                 Components, LLC and in favor of First Union National Bank.
10.35            Key Components, Inc. Pledge Agreement, dated as of November 21, 2000, by Key                (7)
                 Components, Inc. and in favor of First Union National Bank.
10.36            KCI Merger Corp. Pledge Agreement, dated as of November 21, 2000, by KCI Merger             (7)
                 Corp. and in favor of First Union National Bank.
10.37            Guarantor Security Agreement, dated as of November 21, 2000, made by B.W. Elliott           (7)
                 Manufacturing Co., LLC, Hudson Lock, LLC, ESP Lock Products, LLC, Gits Manufacturing
                 Company, LLC, Atlantic Guest, Inc., Guest Building, LLC, Marine Industries Company,
                 LLC, Turner Electric, LLC, KCLLC Holdings, Inc. VFC  Acquisition Company, Inc.,
                 Keyhold, Inc., Key Components, Inc., KCI Merger Corp., Acme Electric Corporation,
                 Acme-URDC, Inc., Acme Electric Mexico Holdings, I, Inc., Acme Electric Mexico
                 Holdings, II, Inc., and in favor of First Union National Bank.
20.1             Notice of Merger, dated November 21, 2000.                                                  (7)
21.1             List of the Company's Subsidiaries.                                                        (12)
25.1             Form T-1 Statement of Eligibility of Trustee.                                               (2)


(1) Previously filed with the Company's Schedule 14D-1, filed on December 9,1998 (Commission File No.5-13949).
(2) Previously filed with the Company's registration statement on Form S-4 (File No. 333- 59675), which was declared effective on November 9, 1998.

(3)      Previously filed with the Company's Current Report on Form 8-K
         (File No. 333-58675-01),  filed February 3, 1999.
(4) Previously filed with the Company's Form 10-K for the year ended December 31, 1998.
(5) Previously filed with the Company's Form 10-Q for the three months ended December 31, 1999.
(6) Previously filed with the Company's Form 10-K for the year ended December 31, 1999.
(7)      Previously filed with the Company's Form 8-K  filed on December 6,
         2000.
(8)      Previously filed with the Company's Form 8-K filed on April 19, 2000.
(9) Previously filed with the Company's Form 10-Q for the three months ended June 30, 2000.
(10) Previously filed with the Company's Form 10-Q for the three months ended September 30, 2000.
(11) Previously filed with Schedule 14A of Acme, filed October 12, 2000 (Commission File No. 001-08277).
(12)     Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     KEY COMPONENTS, LLC

Dated: March 12, 2001                       By:      /s/ Clay B. Lifflander
                                                     ----------------------

                                                     Clay B. Lifflander
                                                     Chief Executive Officer

Dated: March 12, 2001                       By:      /s/ Robert B. Kay
                                                     -----------------

                                                     Robert B. Kay
                                                     President

Dated: March 12, 2001                       By:      /s/ Keith A. McGowan
                                                     --------------------

                                                     Keith A. McGowan
                                                     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 12, 2001                       By:      /s/ John S. Dyson
                                                     -----------------

                                                     John S. Dyson
                                                     Director

Dated: March 12, 2001                       By:      /s/ Clay B. Lifflander
                                                     ----------------------

                                                     Clay B. Lifflander
                                                     Director

Dated: March 12, 2001                       By:      /s/ Alan L. Rivera
                                                     ------------------

                                                     Alan L. Rivera
                                                     Director

Dated: March 12, 2001                       By:      /s/ Robert B. Kay
                                                     -----------------

                                                     Robert B. Kay
                                                     Director

Dated: March 12, 2001                       By:      /s/ George M. Scherer
                                                     ---------------------

                                                     George M. Scherer
                                                     Director

Dated: March 12, 2001                       By:      /s/ Philip E. Berney
                                                     --------------------

                                                     Philip E. Berney
                                                     Director

Dated: March 12, 2001                       By:      /s/ Thomas R. Wall, IV
                                                     ----------------------

                                                     Thomas R. Wall, IV
                                                     Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    KEY COMPONENTS FINANCE CORP.

Dated: March 12, 2001                       By:     /s/ Clay B. Lifflander
                                                    ----------------------

                                                    Clay B. Lifflander
                                                    Chief Executive Officer

Dated: March 12, 2001                       By:     /s/ Robert B. Kay
                                                    -----------------

                                                    Robert B. Kay
                                                    President

Dated: March 12, 2001                       By:     /s/ Keith A. McGowan
                                                    --------------------

                                                    Keith A. McGowan
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 12, 2001                       By:      /s/ John S. Dyson
                                                     -----------------

                                                     John S. Dyson
                                                     Director

Dated: March 12, 2001                       By:      /s/ Clay B. Lifflander
                                                     ----------------------

                                                     Clay B. Lifflander
                                                     Director

Dated: March 12, 2001                       By:      /s/ Alan L. Rivera
                                                     ------------------

                                                     Alan L. Rivera
                                                     Director

Dated: March 12, 2001                       By:      /s/ Robert B. Kay
                                                     -----------------

                                                     Robert B. Kay
                                                     Director

Dated: March 12, 2001                       By:      /s/ George M. Scherer
                                                     ---------------------

                                                     George M. Scherer
                                                     Director

Dated: March 12, 2001                       By:      /s/ Philip E. Berney
                                                     --------------------

                                                     Philip E. Berney
                                                     Director

Dated: March 12, 2001                       By:      /s/ Thomas R. Wall, IV
                                                     ----------------------

                                                     Thomas R. Wall, IV
                                                     Director

Report of Independent Accountants

To the Board of Directors and Member of Key Components, LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 35 present fairly, in all material respects, the financial position of Key Components, LLC and its subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 35 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Stamford, CT
March 2, 2001


                                                                                               Key Components, LLC
                                                                                                  and subsidiaries

                                                                                       Consolidated Balance Sheets
                                                                                                    (in thousands)

 December 31,                                                                            2000                  1999
 ----------------------------------------------------------------------- --------------------- -----------------------
 Assets
 Current:
    Cash                                                                            $   3,775            $    4,171
    Accounts receivable, net of allowance for doubtful accounts of
       $808 and $511 in 2000 and 1999, respectively                                    29,129                18,944
    Inventories                                                                        35,337                22,372
    Prepaid expenses and other current assets                                           2,158                 1,140
    Prepaid income taxes                                                                3,699                   358
    Deferred income taxes                                                               3,614                   340
    Assets held for sale                                                                9,842                     -
    Net assets of discontinued operations                                                   -                14,610
 ----------------------------------------------------------------------- --------------------- -----------------------
         Total current assets                                                          87,554                61,935
 Property and equipment, at cost less accumulated depreciation                         27,864                19,038
 Goodwill, at cost less accumulated amortization                                      118,455                92,098
 Deferred financing costs, at cost less accumulated amortization                        6,675                 5,965
 Intangibles, at cost less accumulated amortization                                       752                 1,251
 Prepaid pension cost                                                                   4,190                     -
 Other assets                                                                           1,060                   969
 ----------------------------------------------------------------------- --------------------- -----------------------
                                                                                     $246,550              $181,256
 ======================================================================= ===================== =======================
 Liabilities and Member's Equity
 Current liabilities:
    Current portion of long-term debt and accrued lease costs                       $   8,227            $    4,759
    Accounts payable                                                                   11,552                 6,372
    Accrued compensation                                                                3,198                 3,881
    Accrued expenses                                                                    7,239                 4,101
    Accrued acquisition costs                                                           3,767                     -
    Accrued interest                                                                      904                 1,660
 ----------------------------------------------------------------------- --------------------- -----------------------
         Total current liabilities                                                     34,887                20,773
 Long-term debt                                                                       174,516               131,362
 Accrued stock appreciation rights liability                                                -                 5,898
 Accrued lease costs                                                                      553                   586
 Deferred income taxes                                                                  4,982                   126
 Other long-term liabilities                                                            3,762                     -
 ----------------------------------------------------------------------- --------------------- -----------------------
         Total liabilities                                                            218,700               158,745
 Commitments
 Redeemable member's equity                                                                 -                13,100
 Member's equity                                                                       27,850                 9,411
 ----------------------------------------------------------------------- --------------------- -----------------------
                                                                                     $246,550              $181,256
 ======================================================================= ===================== =======================

          See accompanying notes to consolidated financial statements.

                                                                                               Key Components, LLC
                                                                                                  and subsidiaries

                                                                             Consolidated Statements of Operations
                                                                                                    (in thousands)

 Year ended December 31,                                                  2000               1999                1998
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Net sales                                                            $159,417           $144,125             $61,862
 Cost of goods sold                                                     94,013             85,079              39,130
 ----------------------------------------------------------- ------------------ ------------------- ------------------
            Gross profit                                                65,404             59,046              22,732

 Selling, general and administrative expenses                           32,611             33,065              10,779
 Stock appreciation rights compensation expense and other
    nonrecurring expenses                                                2,334              4,510                   -
 ----------------------------------------------------------- ------------------ ------------------- ------------------
            Income from operations                                      30,459             21,471              11,953
 Other income (expense):
    Other income                                                           692                465                 404
    Recapitalization expenses                                           (7,937)                 -                   -
    Interest expense                                                   (14,143)           (14,542)             (7,641)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
            Income before provision for income taxes,
               discontinued operations and extraordinary
               item                                                      9,071              7,394               4,716
 Provision for income taxes                                              5,172              2,551                  97
 ----------------------------------------------------------- ------------------ ------------------- ------------------
            Income from continuing operations                            3,899              4,843               4,619
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Discontinued operations:
    Net loss from operations of the inverter business (net
       of income taxes (benefits) of ($111) and $149,
       respectively)                                                      (146)               (28)                  -
    Loss on disposal of the inverter business (net of
       income taxes of $0)                                              (3,842)                 -                   -
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Loss from discontinued operations                                      (3,988)               (28)                  -
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Extraordinary loss on early extinguishment of debt (net                (1,227)                 -              (4,616)
    of income tax benefit in 2000 of $828)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Net (loss) income                                                     $(1,316)        $    4,815         $         3
 =========================================================== ================== =================== ==================

          See accompanying notes to consolidated financial statements.

                                                                                               Key Components, LLC
                                                                                                  and subsidiaries

                                                                        Consolidated Statements of Member's Equity
                                                                                                    (in thousands)

 Year ended December 31,                                                2000               1999                1998
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Member's equity, beginning of year                                   $9,411           $  7,674             $ 8,848
 Capital contributions                                                 7,111              3,336                 500
 Capital distributions                                                (1,420)            (2,317)             (1,677)
 Tax benefits of options exercised                                       698                  -                   -
 Tax benefit of deduction related to capitalized
    investment costs                                                     221                  -                   -
 Option exercise compensation charge                                      45                  -                   -
 Redeemable member's interest accretion to market value               (3,087)            (4,097)                  -
 Reclass of redeemable member's interest                              16,187                  -                   -
 Net (loss) income                                                    (1,316)             4,815                   3
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Member's equity                                                     $27,850          $   9,411             $ 7,674
 =========================================================== ================== =================== ==================

          See accompanying notes to consolidated financial statements.

                                                                                               Key Components, LLC
                                                                                                  and subsidiaries

                                                                             Consolidated Statements of Cash Flows
                                                                                                    (in thousands)

 Year ended December 31,                                                2000               1999                1998
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash flows from operating activities:
    Net (loss) income                                               $ (1,316)         $   4,815        $          3
    Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
         Loss of discontinued operations                               3,988                 28
         Extraordinary loss on early extinguishment of debt            1,227                  -               4,616
         Provision for doubtful accounts                                 148                164                  44
         Depreciation and amortization                                 7,834              7,643               4,176
         Tax benefits from equity transactions                           919                  -                   -
         Deferred income taxes                                         1,021               (128)                  -
         Loss (gain) on disposal of assets                                 1                 (8)                161
         Option compensation charge                                       45                  -                   -
         Stock appreciation rights                                     1,556              4,211                   -
          (Increase) decrease in (net of effects of acquisitions):
               Accounts receivable                                    (1,935)              (630)               (270)
               Inventories                                            (4,708)               (91)                (55)
               Prepaid expenses and other assets                        (670)                77                 (76)
          Increase (decrease) in (net of effects of acquisitions):
               Accounts payable                                          722                314                (237)
               Accrued expenses and other liabilities                 (1,025)             2,737                 360
 ----------------------------------------------------------- ------------------ ------------------- ------------------
            Net cash provided by continuing operations                 7,807             19,132               8,722
            Net cash (used in) provided by discontinued
               operations                                                (99)             1,350                   -
 ----------------------------------------------------------- ------------------ ------------------- ------------------
            Net cash provided by operating activities                  7,708             20,482               8,722
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash flows from investing activities:
    Non-compete agreement                                                  -                  -                (231)
    Business acquisitions, net of cash acquired                      (46,319)           (87,319)               (312)
    Proceeds from business dispositions                               10,721              7,406                   -
    Capital expenditures                                              (3,089)            (2,680)             (2,242)
    Proceeds from sale of equipment                                        -                  -                  44
 ----------------------------------------------------------- ------------------ ------------------- ------------------
            Net cash used in continuing operations                   (38,687)           (82,593)             (2,741)
            Net cash used in discontinued operations                       -               (258)                  -
 ----------------------------------------------------------- ------------------ ------------------- ------------------
            Net cash used in investing activities                    (38,687)           (82,851)             (2,741)
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash flows from financing activities:
    Payments of notes payable and other obligations                  (67,583)           (37,050)            (66,240)
    Costs associated with early repayment of debt                          -                  -              (1,979)
    Proceeds from issuance of debt                                   103,700             82,638              80,000
    Deferred financing costs                                          (3,771)            (2,189)             (4,906)
    Repayment of outstanding stock appreciation rights                (7,454)                 -                   -
    Capital withdrawals                                               (1,420)            (2,317)             (1,677)
    Capital contributions                                              7,111             12,339                 500
 ----------------------------------------------------------- ------------------ ------------------- ------------------
            Net cash provided by financing activities                 30,583             53,421               5,698
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Net (decrease) increase in cash and cash equivalents                   (396)            (8,948)             11,679
 Cash and cash equivalents, beginning of year                          4,171             13,119               1,440
 ----------------------------------------------------------- ------------------ ------------------- ------------------
 Cash and cash equivalents, end of year                            $   3,775          $   4,171            $ 13,119
 =========================================================== ================== =================== ==================

          See accompanying notes to consolidated financial statements.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

   1.       Organization and          Basis of Presentation and Nature of
            Significant Accounting    Operations
            Policies

                                      The consolidated financial statements as of and for the three years ended December 31, 2000 include the financial statements of Key Components, LLC ("KCLLC"), and its wholly-owned subsidiaries (collectively the "Company") from their respective dates of acquisition. All significant intercompany transactions have been eliminated.

                                      The Company is in the business of the
                                      manufacture and sale of custom engineered essential componentry in a diverse array of end use markets. Through its two business segments, mechanical engineered components and electrical components, the Company targets its products to original equipment manufacturers. The Company's mechanical engineered components, whose product offerings consist primarily of medium security lock products and accessories, flexible shaft and remote valve control components and turbo-charger actuators, are manufactured by Hudson Lock, LLC ("Hudson"), ESP Lock Products, LLC ("ESP"), B.W. Elliott Manufacturing, LLC ("BWE") and Gits Manufacturing, LLC ("Gits"). The Company's electrical components, whose product offerings include power conversion products, specialty electrical components and high-voltage utility switches which are manufactured by its subsidiaries Acme Electric Corporation ("Acme"), Marine Industries, LLC ("Marinco"), Atlantic Guest, Inc. ("Guest") and Turner Electric, LLC ("Turner").

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                      KCLLC was formed on April 1, 1998 to
                                      facilitate an offering of senior notes.
                                      Upon its formation, KCLLC became the
                                      parent holding company of the wholly-owned subsidiaries of Key Components, Inc. ("KCI"), a New York corporation. The consolidated financial statements are prepared as though KCLLC was formed on January 1, 1998. At December 31, 2000, KCI owns all of the membership interests in KCLLC. KCI holds no other assets other than its investments in KCLLC. KCI has no operations.

                                      From August 31, 1999 to December 31, 2000,
                                      Keyhold, Inc. ("Keyhold"), a Delaware
                                      corporation (Note 9(b)) held a minority
                                      membership in KCLLC. In connection with
                                      the Recapitalization (Note 9(a)) Keyhold was acquired by KCI in May 2000. On December 31, 2000, Keyhold was merged into KCI. From its date of acquisition by KCI to December 31, 2000, all transactions of or obligations related to Keyhold are reflected in the consolidated financial statements of KCLLC. KCLLC's assets are limited to the Company's corporate office and its investments in its subsidiaries. KCLLC's financial statements include the related expenses of operating the Company's corporate office.

                                      Use of Estimates

                                      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                      Cash and Cash Equivalents

                                      For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                                      Inventories

                                      Inventories are stated at the lower of
                                      cost or market, on a first-in, first-out basis.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                      Property, Plant and Equipment

                                      Property, plant and equipment are stated at cost and depreciated using the straight-line method over useful lives of the assets as follows:

                                     --------------------------------------- ----------------------
                                     Buildings and building improvements             20 - 40 years
                                     Equipment, furniture and fixtures                3 - 10 years
                                     Leasehold improvements                     Shorter of term of
                                                                              lease or useful life
                                                                                      of the asset
                                     --------------------------------------- ----------------------

                                      Income Taxes

                                      Effective May 31, 1997, each of the
                                      subsidiaries of KCI, as of that date,
                                      elected to be treated as a subchapter S
                                      corporation, which caused the stockholders of their then parent company, KCI, to be personally liable for the taxes due on the income of the Company. Through August 31, 1999, Valley Forge Corporation ("VFC") (Note 2) and its subsidiaries were C corporations and were responsible for paying taxes on their income. Effective August 31, 1999, VFC was merged into KCLLC and most of VFC's subsidiaries, as well as BWE, Hudson and ESP, were converted to limited liability company ("LLC") status. These conversions were accomplished by merging each of the existing subsidiaries into a newly organized Delaware LLC. Upon conversion to LLC status of the subsidiaries, the two members of KCLLC at that time, KCI and Keyhold, became responsible for the taxes due on the income of the Company, apart from the subsidiaries that remained C corporations. KCLLC distributes to its members the estimated amount of taxes owed on income of the Company. Upon the consummation of the Recapitalization (Note 9(a)), KCI automatically converted to a C corporation for tax purposes. At the same time, KCI acquired Keyhold, which was a C corporation for tax purposes. Beginning May 23, 2000, the Company reflects in its tax provision as if it were a C corporation, the status of its member. Keyhold was merged into KCI effective December 31, 2000.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                      From January 1, 1998 through the date of acquisition of VFC, no provision for income taxes was recognized in the financial statements except for certain franchise and income taxes which certain states impose on S corporations. For the year ended December 31, 1999, the Company's provision for income taxes relates primarily to VFC's consolidated taxable income (as a C corporation) and the taxable income of one subsidiary not converted to LLC status. For the year ended December 31, 2000, the Company's provision primarily relates to the C corporation taxes that the Company is responsible for on the taxable income of the Company from May 23, 2000 to December 31, 2000. Deferred income taxes have been recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amounts expected to be realized.

                                      Intangibles

                                      Intangibles at December 31, 2000 primarily consist of costs associated with a licensing agreement and covenants not to compete arising from business acquisitions. These assets are being amortized on a straight-line basis over the lives of the related agreements which range from five to seven years. Amortization of intangibles charged to continuing operations amounted to approximately $506,000, $681,000 and
                                      $809,000 for 2000, 1999 and 1998,
                                      respectively. Accumulated amortization at
                                      December 31, 2000 and 1999 was
                                      approximately $3,134,000 and $2,490,000,
                                      respectively.

                                      Long-lived Assets

                                      Whenever events or changes in
                                      circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the basis of its long-lived assets based on expectations of undiscounted cash flows related to those assets. Based on its most recent analysis, the Company believes that no impairment of its long-lived assets exists at December 31, 2000.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                      Goodwill

                                      Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net tangible assets. Goodwill is being amortized on the straight-line method over thirty-five to forty years. Amortization charged to continuing operations amounted to approximately $2,626,000, $2,464,000 and
                                      $1,140,000 for the years ended December
                                      31, 2000, 1999 and 1998, respectively.
                                      Accumulated amortization at December 31,
                                      2000 and 1999 was approximately $6,726,000 and $4,102,000, respectively.

                                      Deferred Financing Costs

                                      Debt issuance costs have been deferred and are being amortized on a straight-line basis over the lives of the financings. Amortization charged to continuing operations amounted to approximately $926,000, $875,000 and $290,000 for the years ended December 31, 2000, 1999 and
                                      1998, respectively. Accumulated
                                      amortization at December 31, 2000 and 1999 was approximately $1,238,000 and $1,172,000, respectively.

                                      Revenue Recognition

                                      The Company recognizes revenue upon
                                      shipment of products to customers, when
                                      title passes and all risk and rewards of ownership have been transferred.

                                      Concentration of Credit Risk

                                      Financial instruments which potentially
                                      expose the Company to concentrations of
                                      credit risk consist primarily of trade
                                      accounts receivable. The Company's
                                      customer base includes customers in a
                                      multitude of industries. Some of its
                                      larger customers are focused in the
                                      marine, turbocharger, aerospace, lawn and garden and office furniture industries. Due to the distribution of its customer base amongst a large array of end user markets, management does not believe that a significant concentration of credit risk exists at December 31, 2000.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                      Fair Value of Financial Instruments

                                      For certain of the Company's financial
                                      instruments, including cash, accounts
                                      receivable, accounts payable and accrued expenses, management believes that the carrying amounts approximate fair value due to their short maturities. The estimated fair value of the Company's long-term debt is based on the current rates offered to the Company for debt of similar maturities and approximates carrying value at December 31, 2000.

                                      New Accounting Pronouncements

                                      The Financial Accounting Standards Board
                                      ("FASB") has issued FASB Interpretation
                                      No. 44, Accounting for Certain
                                      Transactions involving Stock
                                      Compensation, an interpretation of
                                      Accounting Principles Board Opinion
                                      ("APB") No. 25, "Accounting for Stock
                                      Issued to Employees." This
                                      interpretation clarifies the application of APB No. 25 for certain issues. While the Company accounts for its stock compensation transactions with its employees under APB No. 25, this statement did not have a material impact on the Company's consolidated financial statements. This interpretation became effective July 1, 2000.

                                      In December 1999, the Securities and
                                      Exchange Commission ("SEC") issued Staff
                                      Accounting Bulletin No. 101, "Revenue
                                      Recognition in Financial Statements" ("SAB
                                      101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is not a rule or interpretation of the SEC, however, it represents interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The interpretations outlined in SAB 101 did not have a material impact on the Company's revenue recognition policies.

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

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================


   2.       Acquisitions and          During the three years ended December 31,
            Dispositions              2000, the Company acquired the entities
                                      described below, which were accounted for by the purchase method of accounting, and the results of operations have been included in the consolidated financial statements since the date of acquisition.

                                      (a)      Acme Electric Corporation

                                               On November 21, 2000, the Company
                                               acquired all of the outstanding
                                               shares of Acme for a purchase
                                               price of approximately
                                               $47,300,000 and assumed
                                               liabilities of approximately
                                               $28,019,000. In conjunction with
                                               the acquisition, the Company
                                               repaid approximately $10,400,000
                                               of Acme's outstanding long-term
                                               debt out of the approximately
                                               $28,019,000 of liabilities
                                               assumed as part of the
                                               acquisition. The Company recorded
                                               the excess purchase price over
                                               net assets acquired of
                                               approximately $28,910,000 as
                                               goodwill. The Company ascribed a
                                               thirty-five year useful life to
                                               goodwill.

                                               At the time of the acquisition,
                                               the Company decided to sell the
                                               Acme Aerospace ("Aerospace") and
                                               the Acme Electronics
                                               ("Electronics") divisions. In
                                               accordance with Emerging Issues
                                               Task Force ("EITF") Bulletin
                                               87-11, "Allocation of Purchase
                                               Price to Assets to be Sold," the
                                               Company recorded the anticipated
                                               net proceeds from the sale of
                                               these subsidiaries adjusted for
                                               the anticipated net cash inflows
                                               during the holding period (date
                                               of acquisition to date of sale)
                                               as assets held for sale. In
                                               addition, the net earnings from
                                               these subsidiaries during the
                                               holding period are excluded from
                                               the operations of the Company, in
                                               accordance with EITF 87-11. Such
                                               results and estimated sale
                                               proceeds plus the estimated net
                                               cash inflows during the holding
                                               periods have been included in
                                               goodwill. Any difference between
                                               the estimated and actual cash
                                               flows will also be included in
                                               goodwill. The Company is
                                               currently in the sales process
                                               for both Aerospace and
                                               Electronics. Aerospace
                                               manufactures lightweight high
                                               power battery chargers and
                                               related power systems for
                                               aerospace applications.
                                               Electronics is a contract
                                               electronics manufacturer for data
                                               storage, telecommunications and
                                               medical electronic applications.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                               In recording the purchase of
                                               Acme, the Company has recorded
                                               assets held for sale of
                                               approximately $9,800,000, which
                                               has been derived from the
                                               projected cash flows of the
                                               divisions held for sale during
                                               their holding period based on
                                               management's experience. The
                                               Company estimates that Aerospace
                                               and Electronics will be sold
                                               between June and October 2001.

                                               As part of the Company's plan of
                                               integrating the Acme acquisition,
                                               the Company accrued approximately
                                               $2,050,000 of severance costs and
                                               $290,000 of lease exit costs
                                               related to exiting Acme's
                                               corporate office. At December 31,
                                               2000, no expenditures had been
                                               made related to these accruals.
                                               The Company estimates that Acme's
                                               corporate office will be closed
                                               in July 2001. The amount of
                                               assets held for sale and the
                                               accrued costs represent
                                               significant estimates and are
                                               subject to change based on actual
                                               results.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                      (b)     Valley Forge Corporation

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

                                              At the time of the acquisition,
                                              the Company decided to sell two
                                              VFC subsidiaries, Force 10 Marine
                                              Company ("Force 10") and Multiplex
                                              Technology, Inc. ("Multiplex"). In
                                              accordance with EITF 87-11, the
                                              Company recorded the anticipated
                                              net proceeds from the sale of
                                              these subsidiaries adjusted for
                                              the anticipated net cash outflows
                                              during the holding period (date of
                                              acquisition to date of sale) as
                                              assets held for sale. In addition,
                                              the net earnings from these
                                              subsidiaries during the holding
                                              period were excluded from the
                                              operations of the Company, in
                                              accordance with EITF 87-11. Such
                                              results and sale proceeds have
                                              been included in goodwill. The
                                              sale of Force 10 was completed on
                                              February 26, 1999 for proceeds
                                              before taxes of $1,700,000 in
                                              cash. Multiplex was sold on May
                                              28, 1999 for proceeds before taxes
                                              of approximately $4,300,000. The
                                              tax liability for the sales of
                                              Force 10 and Multiplex was
                                              approximately $144,000.

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

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                              In November 1999, management of
                                              the Company decided to withdraw
                                              from the business of the
                                              manufacture and sale of power
                                              inverters and related
                                              instrumentation by selling its
                                              interests in Heart Interface
                                              Corporation ("Heart"), Cruising
                                              Equipment Company ("Cruising") and
                                              Mastervolt International B.V.
                                              ("Mastervolt"), all of which were
                                              acquired as part of the VFC
                                              acquisition. In accordance with
                                              Accounting Principles Board
                                              Opinion 30, "Reporting the Results
                                              of Operations - Reporting the
                                              Effects of Disposal of a Segment
                                              of a Business, and Extraordinary,
                                              Unusual and Infrequently Occurring
                                              Events and Transactions", the
                                              Company recorded the net assets of
                                              Heart, Cruising, and Mastervolt as
                                              net assets of discontinued
                                              operations and reported the
                                              results of operations as loss from
                                              discontinued operations. At
                                              December 31, 1999, the Company had
                                              made no accrual of costs of
                                              disposal related to the sale of
                                              their interests since it had been
                                              management's estimate that the
                                              Company would record gains from
                                              the sales at that time.

                                              In April 2000, the Company
                                              consummated the sale of Heart and
                                              Cruising. The Company received
                                              approximately $9,000,000 in
                                              proceeds before any transaction
                                              related expenses. Of the
                                              $9,000,000 of proceeds, $600,000
                                              was placed in escrow in
                                              accordance with the agreement.
                                              At December 31, 2000, the
                                              Company had approximately
                                              $622,000 of restricted cash
                                              related to the escrow included
                                              in other assets. The Company
                                              recorded a loss on disposal of
                                              Heart and Cruising of
                                              approximately $3,317,000. To the
                                              extent that cash is released
                                              from escrow, such funds will be
                                              recorded as a gain at that time.
                                              The escrow terminates in April
                                              2002. To date the Company has
                                              received no claims against the
                                              escrowed funds.

                                              On December 29, 2000, the Company
                                              sold its interests in Mastervolt
                                              to the minority shareholders of
                                              Mastervolt. The Company received
                                              approximately $2,321,000 before
                                              related expenses and recorded a
                                              loss on disposal of approximately
                                              $525,000.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                              The following table summarizes the
                                              net assets of the power inverter
                                              business as of December 31, 1999:

                   December 31,                                          1999
                   -------------------------------------------------------------
                   (in thousands)

                   Accounts receivable                                 $  4,005
                   Inventory                                              4,014
                   Other current assets and prepaid expenses                165
                   Plant and equipment, net                                 985
                   Goodwill, net                                          4,768
                   Other intangibles, net                                   148
                   Other assets                                               4
                   Deferred tax assets                                      666
                   Bank overdraft                                          (218)
                   Accounts payable                                      (1,358)
                   Accrued wages and related                               (476)
                   Accrued expenses                                        (994)
                   -------------------------------------------------------------
                   Net assets of Heart and Cruising                      11,709
                   Investment in and notes receivable from Mastervolt     2,901
                   -------------------------------------------------------------
                   Total                                                $14,610
                   =============================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                              The summary of the operations of
                                              the power inverter business for
                                              the years ended December 31, 2000
                                              and 1999 are as follows:

                 December 31,                                2000        1999
                 --------------------------------------------------------------
                                                              (in thousands)

                 Net sales                                 $  6,573    $ 23,956
                                                           --------    --------

                 Net loss from operations of the
                   inverter business (net of income
                   taxes (benefit) of ($111) and $149,
                   respectively)
                                                           $   (146)   $    (28)
                 Loss on disposal of the  inverter
                   business (net of income taxes of $0)      (3,842)         --
                 --------------------------------------------------------------
                 Net loss of discontinued operations
                  (net of income taxes (benefit) of
                  ($111) and  $149, respectively)          $ (3,988)   $    (28)
                 ==============================================================


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

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                     (c)      G & H Technology

                                              On February 5, 1999, the Company
                                              acquired the flexible shaft
                                              product line of G&H Technology,
                                              Inc. ("G&H") for approximately
                                              $4,000,000 in cash. The acquired
                                              product lines are compatible with
                                              the Company's mechanical
                                              engineered components business and
                                              the assets and product lines of
                                              G&H were integrated into the
                                              Company's flexible shaft
                                              manufacturing facility in
                                              Binghamton, New York. The Company
                                              recorded goodwill of approximately
                                              $3,000,000 in connection with the
                                              acquisition.

                                      On an unaudited pro forma basis, assuming that the Acme acquisition, the Recapitalization transaction (Note 9(a)) and the termination of KCI's S election (Note 1) for tax purposes, and for the 1999 presentation that the VFC acquisition (Note 2(b)), the sale of Glendinning and decision to dispose of the inverter business had occurred on January 1, 1999, the consolidated results of operations of the Company would have been as follows for the year ended December 31, 2000:

                             Year ended
                               December 31,                2000             1999
                             ---------------------------------------------------
                             (Unaudited)

                             Pro forma net sales       $210,975         $195,415
                             Pro forma income from
                               continuing operations   $ 12,509         $  4,992
                             Pro forma net income      $  7,294         $  5,003
                             ===================================================

                                      The unaudited pro forma financial
                                      information presented above is not
                                      necessarily indicative of the results that would have actually occurred had the companies been combined for the period presented.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

   3.       Inventories               Inventories consist of the following:


                                      December 31,          2000          1999
                                      ------------------------------------------
                                                           (in thousands)

                                      Raw materials        $17,070       $10,774
                                      Work-in-process        7,857         6,401
                                      Finished goods        10,410         5,197
                                      ------------------------------------------
                                         Total inventory   $35,337       $22,372
                                      ==========================================



   4.       Property, Plant and       Property, plant and equipment consists of
            Equipment                 the following:

                                      December 31,                               2000           1999
                                      -----------------------------------------------------------------
                                                                                (in thousands)
                                      Land, building and improvements          $  8,227        $  5,824
                                      Equipment                                  31,290          19,925
                                      Furniture and fixtures and leasehold
                                        improvements                              1,056             496
                                      Construction-in-progress                      316             135
                                      -----------------------------------------------------------------
                                                                                 40,889          26,380
                                      Less:  Accumulated depreciation           (13,025)         (7,342)
                                      -----------------------------------------------------------------
                                                 Total property, plant and
                                                    equipment                  $ 27,864        $ 19,038
                                      =================================================================

                                      Depreciation expense amounted to
                                      approximately $3,776,000, $3,607,000 and
                                      $1,796,000 for the years ended December
                                      31, 2000, 1999, and 1998, respectively.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

   5.       Operating Segments        Through 1998, the Company operated in two
                                      business segments, both of which were
                                      involved in the manufacture of mechanical engineered components. These businesses were comprised of the manufacturing of specialty locks and related accessories and the manufacture of flexible shaft products. Concurrent with the VFC acquisition in January 1999, the Company reorganized its operating segments into the mechanical engineered components business and the electrical components business. The VFC acquisition resulted in the Company expanding its mechanical engineered components business from its two original business lines to include the manufacturing of turbocharger actuators and related accessories. Further, the VFC acquisition resulted in the Company entering into the business of manufacturing electrical components. The
                                      Company expanded its electrical components business with the acquisition of Acme in November 2000. The electrical components business product offerings include power conversion products, specialty electrical components and high-voltage utility switches.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                      The Company evaluates performance and
                                      allocates resources based on profit or
                                      loss from operations before interest,
                                      taxes, depreciation and amortization
                                      ("EBITDA"). In its calculation of EBITDA certain charges that management determines as non-recurring are excluded. Segment information is as follows:

                                                                            Mechanical
                                                                            engineered   Electrical
                                     (In thousands)                         components    components         Total
                                     ------------------------------------------------------------------------------
                                     Year ended December 31, 2000:
                                       Net sales from external
                                          customers                           $88,269       $71,148        $159,417
                                       Intersegment net sales                     154             -             154
                                       Segment profit - EBITDA                 28,816        15,394          44,210
                                       Segment assets                         108,883       116,749         225,632
                                       Depreciation and amortization            4,559         2,241           6,800

                                     Year ended December 31, 1999:
                                       Net sales from external
                                          customers                           $81,656       $62,469        $144,125
                                       Intersegment net sales                     327           314             641
                                       Segment profit - EBITDA                 24,953        12,528          37,481
                                       Segment assets                          91,037        71,534         162,571
                                       Depreciation and amortization            4,260         2,483           6,743

                                     Year ended December 31, 1998
                                       Net sales from external
                                          customers                           $61,862       $     -        $ 61,862
                                       Intersegment net sales                       -             -               -
                                       Segment profit - EBITDA                 18,078             -          18,078
                                       Segment assets                          82,800             -          82,800
                                       Depreciation and amortization            4,146             -           4,146
                                     ==============================================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                      Reconciliation of Selected Segment
                                      Information to the Company's Consolidated
                                      Totals

                                      Year ended December 31,                          2000         1999         1998
                                      -------------------------------------------------------------------------------
                                      Profit or loss:
                                        Total profit from reportable
                                           segments                                $ 44,210     $ 37,481     $ 18,078
                                        Reconciling items:
                                          Corporate expenses                         (1,704)      (2,592)        (360)
                                          Depreciation and amortization              (7,834)      (7,643)      (4,146)
                                          Interest expense                          (14,143)     (14,542)      (7,641)
                                          Management fee                             (1,147)        (800)        (800)
                                          Other charges                             (10,311)      (4,510)        (415)
                                      -------------------------------------------------------------------------------
                                      Income from continuing
                                        operations before provision
                                        for income taxes                           $  9,071     $  7,394     $  4,716
                                      ===============================================================================


                                      December 31,                                               2000           1999
                                      --------------------------------------------------------------------------------
                                                                                                (in thousands)
                                      Assets:
                                        Total assets for reportable segments                   $225,632       $162,571
                                        Assets held for sale                                      9,842           --
                                        Net assets of discontinued operations                      --           14,610
                                         Corporate assets                                        11,076          4,075
                                      --------------------------------------------------------------------------------
                                      Total consolidated assets                                $246,550       $181,256
                                      ================================================================================


                                       No one customer accounted for more the
                                       ten percent of the sales of the Company
                                       or of the mechanical engineered
                                       components or electrical components
                                       business for the three years ended
                                       December 31, 2000. For the year ended
                                       December 31, 2000, four customers who are subsidiaries of one Company accounted for approximately 12% of the mechanical engineered components business.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

   6.       Long-Term Debt            Long-term debt consists of the following:

                                     December 31,                                  2000                1999
                                                                                  (in thousands)
                                     ----------------------------------------------------------------------
                                     Senior notes                            $   80,000           $  80,000
                                     Term loan and revolving credit facility    101,825              55,000
                                     Mortgage                                       817                 832
                                     Other                                           69                 217
                                     ----------------------------------------------------------------------

                                                                                182,711             136,049
                                     Less:  Current portion                      (8,195)             (4,687)
                                     ----------------------------------------------------------------------

                                                Total long-term debt          $ 174,516            $131,362
                                     ======================================================================


                                      (a)     Senior Notes

                                              On May 28, 1998, the Company
                                              issued $80,000,000 of 10.50%
                                              Senior Notes due June 1, 2008,
                                              with interest payable
                                              semi-annually. The net proceeds
                                              from the sale were used to repay
                                              debt, repurchase outstanding
                                              warrants and for general corporate
                                              purposes. In connection with this
                                              repayment, the Company recorded an
                                              extraordinary loss of $4,616,000
                                              in 1998. The extraordinary loss
                                              represents the payment of
                                              redemption premiums and the
                                              write-off of deferred finance
                                              costs. At December 31, 2000 and
                                              1999, the Company has accrued
                                              interest on these notes in the
                                              amount of $700,000.

                                              The notes are fully and
                                              unconditionally guaranteed,
                                              jointly and severally, on an
                                              unsecured basis, by the
                                              subsidiaries of the Company (the
                                              "Subsidiary Guarantors"). At
                                              December 31, 2000, KCLLC has de
                                              minimus assets other than its
                                              investments in the Subsidiary
                                              Guarantors and cash and no
                                              operations other than those of the
                                              Company's corporate office.
                                              Accordingly, the consolidated
                                              financial statements present the
                                              combined assets and operations of
                                              the Subsidiary Guarantors.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                      (b)      Term Loan and Revolving Credit
                                               Facility

                                               On September 29, 2000 and in
                                               connection with the acquisition
                                               of Acme, the Company entered into
                                               a new credit facility, which
                                               replaced the Company's existing
                                               credit facility. The new credit
                                               facility provides for a six-year
                                               $40,000,000 revolving credit
                                               facility and a six-year
                                               $100,000,000 term loan facility.
                                               The new credit agreement is
                                               guaranteed by KCI and the
                                               Company's subsidiaries, and is
                                               collateralized by all of the
                                               capital stock of the
                                               subsidiaries, receivables,
                                               inventories, equipment and
                                               certain intangible property. The
                                               Company closed on the new credit
                                               agreement in November 2000. The
                                               term loan is payable in quarterly
                                               installments through September
                                               2006 and the Company may prepay
                                               the quarterly installments. Both
                                               the term loan and revolving
                                               credit facility bear interest at
                                               fluctuating interest rates
                                               determined by reference to a base
                                               rate or LIBOR plus an applicable
                                               margin which will vary from 1.00%
                                               to 2.75%. Base rate and LIBOR
                                               were 9.50% and 6.69%,
                                               respectively, at December 31,
                                               2000. The revolving credit
                                               facility also calls for a
                                               commitment fee of 0.50% on the
                                               unused portion of the facility as
                                               well as quarterly facility
                                               commitment fees. The facility
                                               also allows for up to $5,000,000
                                               of outstanding letters of credit.
                                               At December 31, 2000 the Company
                                               had one outstanding letter of
                                               credit for approximately
                                               $443,000. In addition, the new
                                               credit agreement contains certain
                                               covenants and restrictions which
                                               require the maintenance of
                                               financial ratios, and restrict or
                                               limit dividends and other
                                               shareholder distributions,
                                               transactions with affiliates,
                                               capital expenditures, rental
                                               obligations and the incurrence of
                                               indebtedness. At December 31,
                                               2000, the Company was in
                                               compliance with these covenants
                                               and restrictions. As of December
                                               31, 2000, the Company had
                                               $3,700,000 outstanding under the
                                               revolving credit facility and had
                                               $98,125,000 outstanding under the
                                               term loan. Accrued interest
                                               payable at December 31, 2000 was
                                               approximately $204,000.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                               As of December 31, 1999, the
                                               Company had no borrowings
                                               outstanding under the prior
                                               revolving credit facility and had
                                               $55,000,000 outstanding under the
                                               prior term loan. Accrued interest
                                               and commitment fees payable at
                                               December 31, 1999 was $959,000.

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

                                      At December 31, 2000, aggregate principal payments required on all amounts due after one year are as follows:

                                      Year ending December 31,                    Amount
                                      --------------------------------------------------
                                                                           (in thousands)

                                      2001                                     $   8,195
                                      2002                                        11,284
                                      2003                                        15,645
                                      2004                                        18,146
                                      2005                                        22,522
                                      Thereafter                                $106,919
                                      ==================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================


   7.       Federal and State         Income tax expense  (benefit) consists of
            Income Taxes              the following:

                                      Year ended December 31,                       2000          1999           1998
                                      --------------------------------------------------------------------------------
                                                                                       (in thousands)
                                      Current:
                                         Federal                                   $ 2,796       $ 2,261       $    --
                                         State                                       1,356           418            97
                                                                                   -----------------------------------
                                                                                     4,152         2,679            97
                                                                                   -----------------------------------
                                      Deferred:
                                         Federal                                       760          (115)           --
                                         State                                         260           (13)           --
                                                                                   -----------------------------------
                                                                                     1,020          (128)           --
                                                                                   -----------------------------------
                                      Total provision for income taxes             $ 5,172       $ 2,551       $    97
                                                                                   ===================================

                                      A reconciliation between income taxes
                                      computed at the statutory federal rate and income tax expense is as follows:

                                      Year ended December 31,                          2000         1999          1998
                                      --------------------------------------------------------------------------------

                                      Federal income tax rate                          34.0%        34.0%         34.0%
                                      State income taxes, net of
                                        federal                                         7.9          4.0           2.0
                                      Nondeductible goodwill                            3.9           --            --
                                      Recording of temporary
                                        differences from changes in
                                        tax status                                      2.0           --            --
                                      Loss (Income) taxed directly
                                        to shareholders                                 3.1         (6.7)        (34.0)
                                      Other permanent differences                       5.1          2.9            --
                                      Other, net                                        1.0          0.3            --
                                                                                   -----------------------------------

                                                                                       57.0%        34.5%          2.0%
                                                                                   ===================================

                                      Due to the change in tax status as
                                      described in Note 1, the 2000 deferred tax provision includes a charge of $181,000 to record the net deferred tax liabilities.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                      The Company's net deferred assets and
                                      liabilities were as follows:

                                      December 31,                                                 2000         1999
                                      --------------------------------------------------------------------------------
                                                                                                  (in thousands)
                                      Deferred tax assets:
                                        Allowance for doubtful accounts                          $   272      $    12
                                        Inventory                                                  1,352           74
                                        Warranty reserve                                             166           77
                                        Accrued stock appreciation rights                             --          142
                                        Accrued severance and other acquisition costs              1,024           --
                                        Accrued compensation costs                                   510           --
                                        Supplemental retirement plan                                 793           --
                                        Accrued expenses                                             334           --
                                        Accrued lease costs                                          216           --
                                        Other                                                        315           35
                                      --------------------------------------------------------------------------------
                                        Total deferred tax assets                                  4,982          340
                                      --------------------------------------------------------------------------------
                                      Deferred tax liabilities:
                                        Intangibles                                               (1,171)          --
                                        Pension                                                   (1,540)          --
                                        Excess depreciation                                       (3,639)        (126)
                                      --------------------------------------------------------------------------------
                                        Total deferred tax liabilities                            (6,350)        (126)
                                      --------------------------------------------------------------------------------
                                        Net deferred tax (liability) asset                       $(1,368)     $   214
                                      ================================================================================

                                      At December 31, 2000, the Company also had a $1,972,000 deferred tax asset with a 100% valuation allowance relating primarily to capital losses generated from the sales of the inverter business. The Company recorded a 100% allowance since the Company does not believe that it can derive a benefit from this asset at this time.

                                      Included in prepaid taxes are
                                      approximately $1.2 million of tax
                                      distributions made to KCI that KCLLC
                                      anticipates being returned upon the filing of the 2000 tax returns of KCI's shareholders.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

   8.       Lease Commitments         The Company rents several manufacturing
                                      and warehouse facilities under operating lease agreements, two of which are with related parties (Note 11). Rent expense under all lease agreements amounted to $1,321,000, $1,077,000 and $499,000 in
                                      2000, 1999, and 1998, respectively.

                                      The Company also leases certain machinery and equipment with a bargain purchase option. These leases are classified as capital leases and expire at various dates through 2005.

                                      At December 31, 2000 and 1999,
                                      approximately $585,000 and $658,000,
                                      respectively, was recorded as accrued
                                      lease costs related to leased facilities no longer in use by one of the Company's subsidiaries (Note 11). The accrual represents the discounted future rental payments, net of estimated sublease income. At December 31, 2000 and 1999, approximately $32,000 and $72,000, respectively, were included in current maturities of long-term debt and accrued lease costs.

                                      The following is a schedule of the future minimum lease payments (net of sublease income) required under operating leases which run through 2010.

                                                                  Minimum rental      Estimated
                                     Year ended December 31,         payments      sublease income        Net
                                     --------------------------------------------------------------------------
                                                                                   (in thousands)
                                     2001                              $1,833            $(31)           $1,802
                                     2002                               1,772             (19)            1,753
                                     2003                               1,578             (19)            1,559
                                     2004                               1,154              --             1,154
                                     2005                                 913              --               913
                                     Thereafter                         3,158              --             3,158
                                     --------------------------------------------------------------------------
                                     Total minimum
                                       lease payments                 $10,408            $(69)          $10,339
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

   9.       Member's Equity           (a)      Recapitalization


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

                                         o     KCI shareholders exchanged
                                               approximately 862,000 shares of
                                               their Common Stock for Preferred
                                               Stock and KCI option holders
                                               exercised options to purchase
                                               20,533 shares of Common Stock,
                                               all of which were then exchanged
                                               for shares of Preferred Stock.
                                               All such Preferred Stock was
                                               immediately sold to Kelso for
                                               cash at approximately $117 per
                                               share;

                                         o     SGC Partners II LLC ("SG"), which
                                               owned all of the stock of
                                               Keyhold, which owned
                                               approximately 11.1% of the
                                               membership interests of KCLLC
                                               prior to the Recapitalization,
                                               exchanged all of its Keyhold
                                               stock for shares of Preferred
                                               Stock which were immediately sold
                                               to Kelso for cash at
                                               approximately $117 per share,
                                               terminating Keyhold's right to
                                               require KCLLC to repurchase
                                               Keyhold's outstanding investment
                                               in KCLLC at the then current
                                               market value thereof;

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

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                      At the closing of the Recapitalization,
                                      KCI, Kelso and certain shareholders of KCI entered into a Shareholders Agreement and a Registration Rights Agreement and KCI and Kelso entered into an Advisory Agreement. As part of Advisory Agreement, KCI is required to pay a $325,000 annual management fee to Kelso. Kelso agreed that amounts paid by Millbrook to Kelso out of management fees received by Millbrook from KCI or KCLLC would offset KCI's obligation to Kelso under the Advisory Agreement between Kelso and KCI.

                                      Effective upon the consummation of the
                                      Recapitalization, KCI has 1,100,000 and
                                      10,000,000, respectively, of authorized
                                      shares of Preferred and Common Stock.
                                      Kelso became the owner of all of the
                                      outstanding shares of Preferred Stock. The
                                      Preferred Stock is not entitled to vote
                                      for the election of directors but is
                                      entitled to designate two members of KCI's seven member Board of Directors. In addition, the Preferred Stock has certain approval rights and is convertible into Common Stock at the holder's option (upon conversion, the Preferred Stock would constitute approximately 62.0% of the total outstanding Common Stock of KCI, on a fully diluted basis). The Preferred Stock has a liquidation preference equal to its purchase price plus accrued dividends, bears a 1% dividend payable in kind and is redeemable for cash at the option of the holder after June 2, 2009. All of the outstanding Common Stock and options to purchase Common Stock of KCI continue to be held by parties that held such securities prior to the
                                      Recapitalization and the parties who
                                      purchased Common Stock with the after-tax proceeds from the exercise of their SARs, which are primarily top management and employees of the Company. The aggregate purchase price of the Preferred Stock paid by Kelso was approximately $105,000,000 of which approximately $4,100,000 was paid to KCI. The Company paid approximately $7,900,000 of expenses in connection with the transaction.

                                      As a result of the Recapitalization, KCI, through its direct majority interest in KCLLC, held directly and indirectly all of the membership interests in KCLLC. As a result of the merger of Keyhold into KCI (See Note 1), KCI now holds all of the membership interests in KCLLC. In addition all proceeds received by KCI from the Recapitalization were contributed to KCLLC for additional membership interest.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                      (b) Keyhold Membership Interest

                                      On August 12, 1999, KCLLC entered into
                                      agreements (the "SG Agreements") with
                                      Keyhold and SG, to sell up to $20,000,000 of membership equity interests in KCLLC. On September 1, 1999, SG (through Keyhold) made a capital contribution to KCLLC of $10,000,000, before expenses of approximately $997,000. Keyhold received approximately an 11% membership equity interest in KCLLC. In connection with the Recapitalization (note 9 (a)), SG was paid approximately $16,187,000 for their interest in Keyhold and Keyhold became a wholly owned subsidiary of KCI. On December 31, 2000, Keyhold was merged into KCI. Keyhold's investment had been classified as redeemable member's equity and has been adjusted to estimated fair value, through the date of sale of Keyhold to KCI. The accretion in value had been recorded as a reduction in member's equity.

                                      (c) Stock Incentive Plans of KCI

                                      In 1998, KCI adopted a Long-Term Incentive
                                      Plan (the "1998 Plan") to attract, retain and provide additional incentive to employees. In 2000, the Company adopted the Key Components, Inc. Stock Incentive Plan (the "KCI Plan"). Awards under the either plan may take the form of incentive stock options of KCI or non-qualified stock options of KCI. Upon the adoption of the KCI Plan, no further grants will be made under the 1998 Plan. During 2000, the Company issued options for 118,985 shares of common stock. Options for approximately 39,000 shares vest over the next three years. The options for the approximately 80,000 remaining shares vest only after a change in control of the Company and if KCI's preferred shareholders obtain a targeted return on their investment. The vesting event would allow the holder to be compensated for the net accretive value of the underlying shares. The Company would take a charge to earnings for the accretion in value upon the date that the Company is reasonably assured that such criteria would be satisfied. The holders of vested options under the KCI Plan can, under certain circumstances, require KCI to repurchase those options at fair market value, as defined in the Shareholders Agreement.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                 Information regarding outstanding stock options is as follows:

                                                                              1998 Incentive Plan    KCI Stock Incentive
                                                                                                             Plan
                                                                              ------------------------------------------
                                                                                         Weighted             Weighted
                                                                                         Average               Average
                                                                                         Exercise             Exercise
                                                                               Shares      Price      Shares    Price

                                      --------------------------------------------------------------------------------
                                      Options Outstanding at
                                       January 1, 1998                              --    $    --         --   $    --

                                      Options granted                           23,000         29         --        --

                                      Options exercised                             --         --         --        --

                                      Options canceled                              --         --         --        --
                                      --------------------------------------------------------------------------------

                                      Options outstanding at
                                       December 31, 1998
                                                                                23,000         29         --        --

                                      Options granted                           55,120         39         --        --

                                      Options exercised                             --         --         --        --

                                      Options canceled                          (8,000)        35         --        --
                                      --------------------------------------------------------------------------------

                                      Options outstanding at
                                       December 31, 1999
                                                                                70,120         36         --        --

                                      Options granted                            5,196         95    118,985       117

                                      Options exercised                        (20,533)       (33)        --        --

                                      Options canceled                          (1,758)       (80)        --        --
                                      --------------------------------------------------------------------------------

                                      Options outstanding at
                                       December 31, 2000
                                                                                53,025    $    42    118,985   $   117
                                      ================================================================================

                                      Exercise prices per share                     --      $25-$95       --   $   117
                                      ================================================================================
                                      Shares available for options                  --                85,894        --
                                      ================================================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                 A summary of stock options at December 31, 2000 is as follows:

                                                                               Options Exercisable
                                                                               -------------------
                                                     Weighted Average            Weighted Average
                             --------------------------------------------     ------------------------
                             Range of
                             Exercise                                                        Exercise
                              Prices      Shares      Life      Price         Shares          Price
                             --------------------------------------------     ------------------------
                              $25-$35     44,578       6.9       $33          27,052            $33
                              $75-$95      8,447       8.9       $86           3,763            $83
                              $117       118,985       9.7      $117               -              -
                             -------------------------------------------------------------------------
                                         172,010                              30,815
                             =========================================================================


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

                                        Pro forma information regarding net
                                        income is required by SFAS No. 123,
                                        "Accounting for Stock-Based
                                        Compensation", and has been determined
                                        as if the Company had accounted for its
                                        employee stock options under the minimum value method with the following assumptions:

                                                                            2000           1999         1998
                                      ----------------------------------------------------------------------
                                      Weighted average risk-free
                                        interest rate                        5.5%           5.0%         5.5%
                                      Dividend yield                        None           None         None
                                      Weighted average
                                        expected life                  7.6 years        8 years      8 years
                                      ======================================================================

                                      Had compensation cost for the stock
                                      options been determined based on the fair values at the grant dates, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                      Year ended December 31,                 2000           1999            1998
                                      --------------------------------------------------------------------------------
                                                                                (in thousands)
                                      Net (loss) income:
                                         As reported                       $(1,316)        $4,815           $   3
                                         Pro forma                         $(1,427)         4,432             (37)
                                      ================================================================================


                                      (d)     Accrued Compensation Rights

                                              In connection with the VFC
                                              acquisition, KCI issued SARs to
                                              certain members of operating
                                              subsidiary management. The Company
                                              is required to record as
                                              compensation expense any change in
                                              the value of the SARs based on
                                              current market value of KCI stock.
                                              For the years ended December 31,
                                              2000 and 1999, the Company
                                              included in continuing operations
                                              approximately $1,556,000 and
                                              $4,211,000, respectively, in
                                              compensation expense related to
                                              the SARs. The SARs were exercised
                                              in connection with the
                                              Recapitalization (Note 9(a)).

                                      (e)     KCI Obligations

                                              As KCI has no operations, it is
                                              dependent on KCLLC for financial
                                              resources in the form of capital
                                              distributions to meet its
                                              obligations. KCI obligations
                                              include the $105 million of its
                                              preferred stock (Note 9(a)), which
                                              are redeemable for cash at the
                                              option of the holder after June 2,
                                              2009 and the requirement to
                                              purchase shares from its common
                                              shareholders under certain
                                              circumstances. Such repurchases
                                              are to be made at fair market
                                              value as defined in KCI's
                                              shareholder agreement. At December
                                              31, 2000 approximately 392,000 KCI
                                              common shares plus potentially
                                              31,000 shares covered by stock
                                              options were subject to repurchase
                                              by KCI. The ability of KCLLC to
                                              make such capital distributions
                                              will be limited by its available
                                              resources and is limited by
                                              restrictions of debt and other
                                              agreements.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

   10.      Retirement Plans          The Company sponsors a profit sharing plan
                                      for all non-union employees at two
                                      subsidiaries acquired as part of the VFC acquisition. Under this plan, contributions are discretionary and limited to a percentage of eligible employees' compensation. There was no profit sharing expense for this plan for 2000 and 1999. At December 31, 2000 the
                                      Company had decided to terminate the plan.
                                      The Plan is fully funded and no
                                      liabilities are anticipated to be
                                      generated from the termination.

                                      The Company has a non-contributory defined benefit pension plan covering substantially all the employees of Acme (the "Acme Pension Plan"). The formula covering the employees of Acme provides pension benefits based upon the employee's individual yearly compensation. The Acme Pension Plan assets are managed and invested by a financial institution. It is the Company's intent to replace the benefits of the Acme Pension Plan with the Company's 401(k) Plan. At December 31, 2000, the Company had included in other long-term liabilities $879,000 related to the anticipated excise tax liability that would be due upon termination of the Acme Pension Plan. The Company also reduced the prepaid pension asset of Acme related to the Company's anticipated use of approximately $1,390,000 of the over funding in the Acme Pension Plan to fund future employer 401(k) contributions related to the employees in the Acme Pension Plan. In addition Gits has a noncontributory defined benefit pension plan (the "Gits Plan") covering its union employees retiring after August 1, 1993. Pension benefits are based on a multiple of a fixed amount per month and years of service, as defined in the union agreement. Benefits of the Gits Plan generally vest over a seven-year period. The assets of the Gits Plan are managed and invested by an insurance company.

                                      It is the Company's funding policy for the Gits Plan and the Acme Pension Plan to fund at least an amount necessary to satisfy the minimum requirements of the Employee Retirement Income Security Act of 1974. The amount to be funded is subject to annual review by management and its consulting actuary. In recent years, funding contributions have been restricted due to application of Internal Revenue Code full-funding limitations.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                      At December 31, 2000, approximately 1.6% of the plans' assets are invested in cash and equivalents, 69.4% are invested in equities and 29.0% is invested in fixed income securities and annuities.

                                      The Company also has a non-qualified
                                      Supplemental Executive Retirement Plan
                                      ("SERP") and a non-qualified
                                      post-retirement benefits plan for certain officers and former officers of Acme. The SERP provides benefits based upon an executive's compensation in the last year of service and is reduced by benefits received from the salaried plan. The nonqualified benefits plan provides post retirement health care. Six participants of this plan are retired and receiving payments under the plan. At December 31, 2000, the Company had included in other long-term liabilities approximately
                                      $2,883,000 related to these plans.

                                      At December 31, 2000, the Company had five
                                      401(k) plans in effect. One covered all
                                      employees at domestic locations of all the subsidiaries acquired as part of the VFC acquisition ("VFC Plan"). Employee contributions under the VFC Plan of up to 3% of each covered employee's compensation are matched 100% by the Company. The employees of BWE, Hudson, ESP and Acme are covered by 401(k) plans for each subsidiary. Employer contributions to these plans are discretionary. Employer contributions in the aggregate were approximately $404,000, $496,000 and
                                      $90,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                      Effective January 1, 2001, the Company
                                      merged the VFC plan and the plans covering the employees of BWE, Hudson and ESP into one newly formed KCLLC 401(k) plan (the "KCLLC Plan"). The KCLLC plan covers all the employees of the Company, other than those of Acme and those covered by the Gits defined benefit plan. The KCLLC Plan provides for a match of 4% of employee's compensation up to 2% maximum employer match. The Company has the ability to make additional discretionary contributions.
                                      The benefits of the KCLLC Plan vest over five years. It is the Company's intent to merge the Acme 401(k) plan into the KCLLC Plan.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                      Summarized information of the Plans, which are reflected from the dates of acquisition (January 1999 for the Gits Plan and November 2000 for the Acme plans) to December 31, 2000 are shown below (in thousands):

Change in Benefit Obligation:

                                             Pension Benefits              Other
Year ended December 31,                            2000        1999        2000
--------------------------------------------------------------------------------
(In thousands)
Benefit obligation at beginning of year        $  1,033    $     --    $     --
Benefit obligations acquired                     16,692       1,366       2,875
Service cost                                         95          43           9
Interest cost                                       148          60          17
Actuarial gain                                      (35)       (382)         --
Benefits paid                                      (128)        (54)        (18)
Other                                                62          --
--------------------------------------------------------------------------------
Benefit obligation at end of year              $ 17,867    $  1,033    $  2,883
================================================================================


Change in Plan Assets:

                                             Pension Benefits              Other
--------------------------------------------------------------------------------
Year ended December 31,                            2000        1999        2000
--------------------------------------------------------------------------------
(In thousands)
Fair value of plan assets at beginning of year $  1,343    $     --    $     --
Plan assets acquired                             22,253       1,366          --
Actual return on plan assets                        119          31          --
Contributions                                        --          --          18
Benefits paid                                      (128)        (54)        (18)
Other                                                (4)         --          --
--------------------------------------------------------------------------------
Fair value of plan assets at end of year       $ 23,583    $  1,343    $     --
================================================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Reconciliation of Funded Status

                                             Pension Benefits              Other

Year ended December 31,                            2000        1999        2000
--------------------------------------------------------------------------------
(In thousands)
Over (under) funded status                         $ 5,716    $   310   $(2,883)
Unrecognized net actuarial gain                       (136)      (310)       --
--------------------------------------------------------------------------------
Prepaid benefit                                      5,580         --        --
Recorded liability for future 401(k) contribution   (1,390)        --        --
--------------------------------------------------------------------------------
Net Prepaid (accrued) asset/(obligation)           $ 4,190    $    --   $(2,883)
================================================================================


Components of Net Periodic (Benefit) Cost

                                             Pension Benefits              Other

Year ended December 31,                            2000        1999        2000
--------------------------------------------------------------------------------
(In thousands)

Service cost                                   $     99    $     43    $      9
Interest cost                                       149          60          17
Expected return on plan assets                     (269)       (116)         --
Other                                                (7)         --          --
--------------------------------------------------------------------------------
Net period benefit                             $    (28)   $    (13)   $     26
================================================================================


Assumption and Method Disclosures

                                             Pension Benefits              Other

Year ended December 31,                            2000        1999        2000
--------------------------------------------------------------------------------
(In thousands)

Discount rate                                    6.00 to       6.50%       7.25%
                                                  6.75%
Expected long-term rate of return on assets        8.50%       8.50%       8.50%
Amortization method                              Straight-   Straight-
                                                   line        line         N/A
================================================================================

For measurement purposes, a 5% annual trend rate of increase in the cost of covered health care benefits was assumed, with claims costs to increase from

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

5.0% to 6.0% per annum, based on age. The rate is assumed to remain the same over later years. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                      One Percent Change                               +1%     -1%
                                      ------------------------------------------------------------
                                      (dollars In thousands)
                                      Increase (decrease) in:

                                      Service and interest cost                        $4     $ (3)

                                      Accumulated post-retirement benefit obligation   $79    $(69)
                                      ============================================================



  11.       Related Party             The Company rents one of its manufacturing
            Transactions              facilities under an operating lease
                                      agreement entered into with a company that is co-owned by the President of BWE who also is a shareholder of KCI. The terms of the lease, which expires December 31, 2008, provide for annual rent increases of 5%. Rental payments amounted to $151,000, $144,000 and $137,000 in 2000, 1999 and
                                      1998, respectively.

                                      The Company rents its Leominster,
                                      Massachusetts manufacturing facility under an operating lease agreement entered into with a company that is co-owned by the former President of ESP who also is a shareholder of KCI. The lease, which expires on May 31, 2003, provides for annual rent increase based on the CPI. Rental payments amounted to $208,000, $203,000 and $208,000 for the three years ended December 31, 2000, 1999 and 1998, respectively.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                      The Company pays management fees to
                                      Millbrook Capital Management, Inc.
                                      ("Millbrook"), a party related to a
                                      Company shareholder. These management fees amounted to $900,000, $800,000 and
                                      $800,000 for the years ended December 31, 2000, 1999 and 1998, respectively. As part of the Recapitalization, Millbrook agreed with Kelso to a reduced management fee, commencing in 2002, of $175,000 plus amounts paid to Kelso (Note 9(a)). Kelso agreed that amounts paid by Millbrook to Kelso out of management fees received by Millbrook from KCI or KCLLC would offset KCI's obligation to Kelso under the Advisory Agreement between Kelso and KCI.

                                      During 2000, the Company paid Millbrook
                                      $400,000 and $825,000 related to the sale of the inverter business and the acquisition of Acme, respectively. During 1999, Millbrook received $500,000 and $350,000, respectively, for investment advisory services related to the sale of the Keyhold membership interest and the sale of Multiplex. The Company paid Millbrook $900,000 upon the consummation of the offering of the Company's senior secured notes in May 1998 for financial advisory and other services. Such costs are either recorded as part of the respective transactions or are included in deferred financing costs.

   12.      Statement of Cash
            Flows

                                    December 31,                            2000             1999              1998
                                    ---------------------------------------------------------------------------------
                                    Supplemental disclosures of cash flow
                                       information:
                                       Cash paid during the year:
                                          Interest                        $ 14,898        $  13,633          $  6,890
                                          Income taxes                    $  4,116        $   3,085          $     76
                                    =================================================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                               Valuation and Qualifying Accounts
================================================================================


                                                  Column A      Column B           Column C         Column D          Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                Additions
                                                 Balance at  Charged to costs  Charged to other                   Balance at end of
                  Description                  beginning of    and expenses      accounts (2)    Deductions (1)        period
                                                   period
------------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts deducted from
 accounts receivable in the balance sheet:
       Year ended December 31:
       2000                                      $       510     $       148      $       235      $       (85)      $       808
       1999                                              175             164              202              (31)              510
       1998                                               81             111               --              (17)              175

Allowance for excess and obsolete inventory
 deducted from inventory in the balance sheet
       Year ended December 31:
       2000                                      $     2,902     $       439      $       451      $      (633)      $     3,159
       1999                                              411             955            1,571              (35)            2,902
       1998                                              373              44               --               (6)              411

Valuation allowance for deferred income taxes
       Year ended December 31:

       2000                                      $        --     $     1,972      $        --      $        --       $     1,972

====================================================================================================================================


 --------------
(1) Deductions primarily represent write-offs charged against the allowances listed.

(2) Represents allowance account balances of companies acquired at the date of acquisitions.