Form 10-Q
period 2001-03-31
KEY COMPONENTS LLC
filed 2001-05-15
CIK 1065418

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

For the quarterly period ended March 31, 2001

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

                               /x/ Yes / / No

     As of May 12, 2001, all of the membership interests in Key Components, LLC was owned by Key Components, Inc. a privately held New York corporation. All of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

================================================================================

                               KEY COMPONENTS, LLC

                                 Form 10-Q Index

                                 March 31, 2001

                                                                          Page
                                                                         Number
                                                                         ------
PART I

Item 1. -- Consolidated Financial Statements:

           Balance Sheets................................................   2
           Statements of Income..........................................   3
           Statements of Cash Flows......................................   4
           Notes to Consolidated Financial Statements....................   5

Item 2. -- Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  11

Item 3.--  Quantitative and Qualitative Disclosures about Market Risk....  16

PART  II

Item 6.--  Exhibits and Reports on Form 8-K..............................  16

Signatures ..............................................................  17

                        PART I -- FINANCIAL INFORMATION

Item 1 -- Consolidated Financial Statements

                      KEY COMPONENTS, LLC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                    March 31,     December 31,
                                                      2001           2000
                                                    ---------      -----------
Assets:                                            (unaudited)
Current
    Cash and cash equivalents                        $    886      $  3,775
    Accounts receivable, net of allowance
      for doubtful accounts of $794 and $808
      at March 31, 2001 and December 31, 2000,
      respectively                                     31,803        29,129
    Inventories                                        36,190        35,337
    Prepaid expenses and other current assets           2,228         2,158
    Prepaid income taxes                                3,047         3,699
    Deferred income taxes                               4,020         3,614
    Assets held for sale                                7,940         9,842
                                                     --------      --------
         Total current assets                          86,114        87,554

Property and equipment, net                            28,340        27,864
Goodwill, net                                         117,794       118,455
Deferred financing costs, net                           6,419         6,675
Intangibles, net                                          640           752
Prepaid pension cost                                    4,346         4,190
Other assets                                            1,068         1,060
                                                     --------      --------
                                                     $244,721      $246,550
                                                     ========      ========

Liabilities and Member's Equity:
Current
    Current portion of long-term debt and
      other long-term obligations                    $  8,852      $  8,227
    Accounts payable                                   11,192        11,552
    Accrued compensation                                3,611         3,979
    Accrued expenses                                    6,306         6,458
    Accrued acquisition costs                           3,617         3,767
    Accrued interest                                    2,805           904
                                                     --------      --------
           Total current liabilities                   36,383        34,887

Long term debt                                        171,100       174,516
Accrued lease costs - long term                           543           553
Deferred income taxes                                   4,982         4,982
Other long-term liabilities                             2,777         3,762
                                                     --------      --------
         Total liabilities                            215,785       218,700

Commitments

Member's equity                                        28,936        27,850
                                                     --------      --------
                                                     $244,721      $246,550
                                                     ========      ========



   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited, in thousands)


                                                      For the Three Months
                                                        Ended March 31,
                                                     -----------------------
                                                       2001           2000
                                                     --------       --------
Net sales                                            $ 50,797       $ 39,843
Cost of goods sold                                     32,267         23,093
                                                     --------       --------
         Gross profit                                  18,530         16,750

Selling, general and administrative expenses           11,893          8,263
Other                                                      --           (200)
                                                     --------       --------
         Income from operations                         6,637          8,687

Other income (expense):
      Other income                                         86             89
      Interest expense                                 (4,883)        (3,646)
                                                     --------       --------
          Income before provision for income taxes      1,840          5,130
Provision for income taxes                                754            303
                                                     --------       --------
          Income from continuing operations             1,086          4,827
                                                     --------       --------
Loss from discontinued operations:
  Loss from operations of the inverter business            --            (23)
  Loss on disposal of Heart and Cruising, including
  provision of $85 for operating losses during
  April 2000                                               --         (3,055)
                                                     --------       --------
          Loss from discontinued operations                --         (3,078)
                                                     --------       --------
          Net income                                 $  1,086       $  1,749
                                                     ========       ========

   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                     For the Three
                                                                  Months Ended March 31,
                                                                  ---------------------
                                                                   2001          2000
                                                                  -------       -------
Cash flows from operating activities:
         Net income                                               $ 1,086       $ 1,749
         Adjustments to reconcile net income to net cash
           provided by operating activities:

            Loss of discontinued operations                            --         3,078
            Depreciation and amortization                           2,068         1,692
            Amortization of deferred finance costs                    257           218
            Changes in assets and liabilities:
                 Accounts receivable                               (2,674)       (3,347)
                 Inventories                                         (853)         (774)
                 Prepaid expenses and other assets                    418          (103)
                 Accounts payable                                    (360)          396
                 Accrued expenses                                     238         1,807
                                                                  -------       -------
                Net cash provided by continuing operations            180         4,716
                Net cash provided by discontinued operations           --           813
                                                                  -------       -------
          Net cash provided by operating activities                   180         5,529
                                                                  -------       -------

Cash flows from investing activities:
         Proceeds from assets held for sale                         1,294            --
         Capital expenditures                                      (1,569)       (1,026)
                                                                  -------       -------
          Net cash used in investing activities                      (275)       (1,026)
                                                                  -------       -------

Cash flows from financing activities:
         Payments of long-term debt and capital lease
           obligations                                             (5,594)       (1,611)
         Proceeds from debt issued                                  2,800            --
         Deferred financing costs                                      --           (53)
         Member withdrawals                                            --          (922)
                                                                  -------       -------
          Net cash used in financing activities                    (2,794)       (2,586)
                                                                  -------       -------
Net (decrease) increase in cash and cash equivalents               (2,889)        1,917
Cash and cash equivalents, beginning of period                      3,775         4,171
                                                                  -------       -------
Cash and cash equivalents, end of period                          $   886       $ 6,088
                                                                  =======       =======




   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1.  Basis of Presentation

The consolidated financial statements include the financial statements of Key Components, LLC ("KCLLC"), and subsidiaries, all of which are wholly owned (collectively the "Company"). All significant intercompany transactions have been eliminated. Key Components, Inc. ("KCI"), a New York corporation and KCLLC's sole member, holds no other assets other than its investment in KCLLC and has no operations.

The Company manufactures and sells custom engineered essential componentry in a diverse array of end use markets. Through its two business segments, electrical components and mechanical engineered components, the Company targets its products to original equipment manufacturers. The Company's electrical components business products include power conversion products, specialty electrical components and high-voltage utility switches, which are manufactured by its subsidiaries Acme Electric Corporation ("Acme"), Marine Industries, LLC, Atlantic Guest, Inc. ("Guest") and Turner Electric, LLC. The Company's mechanical engineered components business products primarily consist of medium security lock products and accessories, flexible shaft and remote valve control components and turbo-charger actuators, which are manufactured by Hudson Lock, LLC, ESP Lock Products, LLC, B.W. Elliott Manufacturing, LLC and Gits Manufacturing, LLC.


The accompanying unaudited financial statements of the Company contain all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. The results of operations for the interim periods are not necessarily indicative of the results for full years. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.


2.  Acquisitions and Dispositions

During the years ended December 31, 2000 and 1999, the Company acquired the entities described below, which were accounted for under the purchase method of accounting. The results of the operations of the acquired entities have been included in the consolidated financial statements since their respective dates of acquisition.

Acme Electric Corporation

On November 21, 2000, the Company acquired all of the outstanding shares of Acme for a purchase price of approximately $47.3 million and assumed liabilities of approximately $24.2 million. In conjunction with the acquisition, the Company repaid approximately $10.4 million of Acme's outstanding long-term debt out of the approximately $24.2 million. The Company recorded the estimated excess purchase price over net assets acquired of approximately $28.9 million as goodwill. The Company ascribed a thirty-five year useful life to goodwill.

At the time of the Acme acquisition, the Company decided to sell the Acme Aerospace ("Aerospace") and the Acme Electronics ("Electronics") divisions. In accordance with Emerging Issues Task Force

("EITF") Bulletin 87-11, "Allocationof Purchase Price to Assets to be Sold," the Company recorded the anticipated net proceeds from the sale of these subsidiaries adjusted for the anticipated net cash inflows during the holding period (date of acquisition to date of sale) as assets held for sale. In addition, the net earnings from these businesses during the holding period are excluded from the operations of the Company, in accordance with EITF 87-11. Such results from operations of the businesses held for sale, estimated sale proceeds plus the estimated net cash inflows related to these businesses during the holding periods have been included in goodwill. Any difference between the estimated and actual cash flows will also be included in goodwill. The Company is currently in the process of selling both Aerospace and Electronics. Aerospace manufactures lightweight high power battery chargers and related power systems for aerospace applications. Electronics designs and manufactures custom power supplies and power integration systems for data storage, telecommunications and medical electronic applications. In recording the purchase of Acme, the Company recorded assets held for sale of approximately $9.8 million at December 31, 2000, which had been derived from the projected cash flows of the divisions held for sale during their holding period based on management's experience. For the three months ended March 31, 2001, the assets held for sale provided cash of approximately $1.3 million. The Company estimates that Aerospace and Electronics will be sold between June and October 2001.

As part of the Company's plan of integrating Acme into its other operations, the Company accrued approximately $2.0 million of severance costs and $290,000 of lease exit costs related to closing Acme's corporate office, of which no payments were made against these accruals through March 31, 2001. The Company estimates that Acme's corporate office will be closed by August 1, 2001. The amount of assets held for sale and the accrued costs represent significant estimates and are subject to change based on actual results.

Valley Forge Corporation

On January 19, 1999, the Company acquired all of the outstanding shares of Valley Forge Corporation ("VFC"). In November 1999, management of the Company decided to withdraw from the business of manufacturing and selling power inverters and related instrumentation by selling its interests in Heart Interface Corporation ("Heart"), Cruising Equipment Company ("Cruising") and Mastervolt International B.V. ("Mastervolt"), all of which were acquired as part of the VFC acquisition. In accordance with Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Company recorded the net assets of Heart, Cruising, and Mastervolt as net assets of discontinued operations and reported the results of operations as a loss from discontinued operations.

In April 2000, the Company consummated the sale of Heart and Cruising. The Company received approximately $9.0 million in proceeds before any transaction related expenses. Of the $9.0 million proceeds received, $600,000 was placed in escrow in accordance with the agreement. The Company recorded an estimated loss on disposal of Heart and Cruising of approximately $3.1 million at March 31, 2000. The ultimate loss on disposal of Heart and Cruising was approximately $3.3 million. To the extent that cash is released from escrow, which is to terminate in April 2002, such funds will be recorded as a gain at that time.

The Company sold its interest in Mastervolt on December 29, 2000 for approximately $2.3 million before related expenses and recorded a loss on the disposal of approximately $525,000.

The summary of the operations of the power inverter business for the three months ended March 31, 2000:



(in thousands)                                     March 31,
                                                   ---------
                                                     2000
                                                   ---------

Net sales                                          $ 5,792
                                                   -------

Loss from operations of the inverter business          (23)
Loss on disposal of Heart and Cruising,
  including provision of $85 for operating
  losses during April 2000                          (3,055)
                                                   -------
Net loss of discontinued operations                $(3,078)
                                                   =======



3.   Inventories

Inventories consist of the following:


(In thousands)                  March 31,       December 31,
                                  2001             2000
                                 -------        ----------
Raw materials                    $17,952          $17,070
Work-in-process                    7,912            7,857
Finished goods                    10,326           10,410
                                 -------          -------
    Total inventory              $36,190          $35,337
                                 =======          =======

4.   Operating Segments

The Company conducts its operations through two businesses, the manufacture and sale of electrical components and mechanical engineered components. The electrical components business produces an array of electrical componentry items for recreational and industrial applications and switches for utility companies, which are utilized in industrial markets. The mechanical engineered components business manufactures flexible shaft products, specialty locks and related accessories and turbo charger actuators and related componentry.

The Company evaluates performance and allocates resources based on profit or loss from operations before interest, taxes and depreciation and amortization ("EBITDA"). In its calculation of EBITDA, certain charges that management determines as non-recurring are excluded. Segment information for the three months ended March 31, 2001 and 2000 is as follows:


(In thousands)                                          Mechanical
                                          Electrical    Engineered
                                          Components    Components      Total
                                         ------------   ----------     --------
Three months ended March 31, 2001:
      Net sales from external customers    $ 29,715      $ 21,082     $ 50,797
      Intersegment net sales                     --            26           26
      Segment profit - EBITDA                 4,674         5,848       10,522
      Segment assets                        122,034       107,763      229,797
      Depreciation and amortization             657         1,035        1,692

Three months ended March 31, 2000:
      Net sales from external customers    $ 16,928      $ 22,915     $ 39,843
      Intersegment net sales                     --            61           61
      Segment profit - EBITDA                 3,643         7,337       10,980
      Segment assets                         56,447       109,006      165,453
      Depreciation and amortization             520         1,163        1,683

December 31, 2000:
      Segment assets                       $116,749      $108,883     $225,632

Reconciliation of Selected Segment Information to the Company's
Consolidated Totals:

(In thousands)                              Three Months Ended March 31,
                                            ---------------------------
                                               2001           2000
                                             --------       --------
Profit or loss:
  Total profit from reportable segments      $ 10,522       $ 10,980
  Reconciling  items:
     Corporate expenses                        (1,249)          (487)
     Depreciation and amortization             (2,068)        (1,692)
     Interest expense                          (4,883)        (3,646)
     Management fee                              (325)          (225)
     Non-recurring income                        (157)           200
                                             --------       --------
Total consolidated income before taxes       $  1,840       $  5,130
                                             ========       ========



                                              March 31,    December 31,
                                               2001           2000
                                             --------       --------
Assets:
   Total assets for reportable segments      $229,797       $225,632
   Corporate assets                             6,984         11,076
   Assets held for sale                         7,940          9,842
                                             --------       --------
 Total consolidated assets                   $244,721       $246,550
                                             ========       ========


                                                 Three Months Ended
                                                    March 31,
                                               --------------------
Geographical Sales Information:                  2001          2000
                                               -------       -------

    United States                              $45,510       $36,301
    Canada                                       1,091           930
    China                                          865           241
    England                                        773           815
    Mexico                                         907           531
    Other                                        1,651         1,025
                                               -------       -------
Total                                          $50,797       $39,843
                                               =======       =======

6.  Provision for Income Taxes

For the three months ended March 31, 2001, the Company's provision for income taxes primarily relates to the federal and state income taxes of its sole member, KCI. Deferred income taxes have been recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amounts expected to be realized.

For the three months ended March 31, 2000, the Company's provision for income taxes related primarily to Guest, which was not converted to limited liability company ("LLC") status during 1999. No provision for taxes on income was provided for the consolidated income of the Company, other than for Guest and certain state taxes, due to the LLC status of the remainder of the entities comprising the Company, which requires the members of the Company to be responsible for the taxes due on the income of the Company, apart from income from subsidiaries that remained C corporations. During the three months ended March 31, 2000, KCI, the majority member of KCLLC, was an S corporation, which requires that the shareholders of KCI be personally responsible for the taxes on the income of KCLLC and subsidiaries that was allocated to KCI. On May 22, 2000, the S corporation status of KCI terminated and KCI became a C corporation for tax reporting purposes. Upon conversion to a C corporation KCI became responsible for taxes on its income.


7.  Member's Equity

In May 2001, the Company's sole member, KCI, made a capital withdrawal of approximately $885,000. The capital withdrawal was used to repurchase the shareholder interest in KCI of an employee who was no longer employed by the Company.


8.  New Accounting Pronouncement

On January 1, 2001, the Company adopted Financial Accounting Standard ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement did not have a material impact on the Company's consolidated financial statements.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company is a leading manufacturer of custom engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where the Company believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. The Company conducts its operations through its two businesses, its electrical components ("EC") business and its mechanical engineered components ("MEC") business. EC's products include power conversion products, specialty electrical wiring devices and connectors and high-voltage utility switches. MEC's products consist primarily of medium security lock products and accessories, flexible shaft and remote valve control components and turbo-charger components.

Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000

Net Sales: Net sales increased by approximately $11.0 million, or 27.5%, from approximately $39.8 million for the three months ended March 31, 2000 to approximately $50.8 million for the three months ended March 31, 2001. Net sales of the EC business increased by approximately $12.8 million, or 75.5%, from approximately $16.9 million for the three months ended March 31, 2000 to approximately $29.7 million for the three months ended March 31, 2001. Net sales of the MEC business decreased by approximately $1.8 million, or 8.0%, from approximately $22.9 million for the three months ended March 31, 2000 to approximately $21.1 million for the three months ended March 31, 2001.

The growth within the EC business was primarily due to the inclusion of the results of operations of the transformer product line for the three months ended March 31, 2001. The transformer product line, which contributed approximately $14.1 million in revenues during the three months ended March 31, 2001, was acquired in November 2000 when the Company completed the acquisition of Acme Electric Corporation ("Acme"). The specialty electrical component product line of the EC business experienced a decline in sales of approximately $1.7 million for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decline in sales is attributable to customer demand across the major markets served by the specialty electrical product line.

The decrease in net sales in the MEC business is primarily related to the decline in sales of the Company's lock and turbocharger product lines, as compared to the three months ended March 31, 2000, which were impacted by the downturn in the domestic economy that resulted in a reduction in customer demand.

Gross Profit: Gross profit increased by approximately $1.8 million, or 10.6%, from approximately $16.8 million for the three months ended March 31, 2000 to approximately $18.5 million for the three months ended March 31, 2001. Gross profit for the EC business increased by approximately $3.2 million, or 42.8%, from approximately $7.5 million for the three months ended March 31, 2000 to approximately $10.7 million for the three months ended March 31, 2001. Gross profit for the MEC business decreased by approximately $1.4 million, or 15.6%, from approximately $9.2 million for the three months ended March 31, 2000 to approximately $7.8 million for the three months ended March 31, 2001.

Gross profit, as a percentage of net sales, decreased 5.5%, from 42.0% for the three months ended March 31, 2000 to 36.5% for the three months ended March 31, 2001. Gross profit, as a percentage of net sales, for the EC business decreased 8.2%, from 44.4% for the three months ended March 31, 2000 to 36.2% for the three months ended March 31, 2001. Gross profit, as a percentage of net sales, for the MEC business decreased 3.4%, from 40.3% for the three months ended March 31, 2000 to 36.9% for the three months ended March 31, 2001.

The increase in gross profit as compared to the three months ended March 31, 2000, is primarily related to an increase in the gross profit of the EC business which resulted from the addition of the transformer product line of Acme to that business, partially offset by the decline in gross profit of the specialty electrical component product line of the EC business and MEC business. The decline in gross profit of the specialty electrical component product line and the MEC business is primarily due to their decline in sales for the three months ended March 31, 2001.

The increase in gross profit of the EC business for the three months ended March 31, 2001 is primarily related to the inclusion of the results of operations of the transformer product line, which was acquired in November 2000 as part of the acquisition of Acme. The transformer product line contributed approximately $4.3 million in gross profit for the three months ended March 31, 2001. This was partially offset by an approximate $1.0 million decline in gross profit from the specialty electrical components product line of the EC business for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decline in gross profit of the specialty electrical components product line was primarily driven by a decline in sales.

The decrease in gross profit percentage of the EC business was primarily the result of the inclusion of the transformer product line in the results of the EC business for the three months ended March 31, 2001. The transformer product is a high volume, low gross margin business that results in margins that are lower than those experienced by the remainder of the EC business. The decrease in gross profit percentage of the MEC business is primarily related to product mix and start up costs related to new product introduction.

Selling, General and Administrative ("SG&A") Expenses: SG&A expenses increased by approximately $3.6 million, or 43.9%, from approximately $8.3 million for the three months ended March 31, 2000 to approximately $11.9 million for the three months ended March 31, 2001. SG&A expenses for the EC business increased by approximately $2.5 million, or 57.5%, from approximately $4.4 million for the three months ended March 31, 2000 to approximately $6.9 million for the three months ended March 31, 2001. SG&A expenses for the MEC business decreased by approximately $118,000, or 3.8%, from approximately $3.1 million for the three months ended March 31, 2000 to approximately $3.0 million for the three months ended March 31, 2001.

SG&A expenses, as a percentage of net sales, increased by 2.7%, from 20.7% for the three months ended March 31, 2000 to 23.4% for the three months ended March 31, 2001. SG&A expenses, as a percentage of net sales, for the EC business decreased by 2.7%, from 26.0% for the three months ended March 31, 2000 to 23.3% for the three months ended March 31, 2001. SG&A expenses, as a percentage of net sales, for the MEC business increased by 0.6%, from 13.6% for the three months ended March 31, 2000 to 14.2% for the three months ended March 31, 2001.

The increase in SG&A expenses for the three months ended March 31, 2001 is primarily related to the acquisition of Acme, which resulted in the Company acquiring the transformer product line of Acme, which has been integrated into the Company's EC business. In addition, the corporate office of Acme continues to provide support to the transformer product line as well as the two businesses that are currently held for sale. The operations of the corporate office of Acme resulted in approximately $666,000 in SG&A expenses for three months ended March 31, 2001. In addition, approximately $223,000 of amortization expense for the three months ended March 31, 2001 related to goodwill amortization resulting from the purchase of Acme. The Company estimates that the corporate office of Acme will be closed by August 1, 2001. Upon the close of the Acme corporate office all remaining related expenses of that office will terminate.

The increase in SG&A expenses and decrease in the SG&A expenses as a percentage of net sales for the EC business are primarily related to the inclusion of the results of operations of the transformer product line. The transformer product line is supported at an expense level that is lower than the remainder of the EC business. Currently the corporate office of Acme performs certain administrative functions on behalf of the transformer product line. Those responsibilities and related expenses are being transferred to the

North Carolina facility of the transformer product line. As a percentage of sales, the operations and related expenses that are being transferred are not considered material.

Income from Operations: Income from operations decreased by approximately $2.1 million, or 23.6%, from approximately $8.7 million for the three months ended March 31, 2000 to approximately $6.6 million for the three months ended March 31, 2001. This decrease is the result of the increase in gross profit of approximately $1.8 million and offset by increase in SG&A and other expenses of approximately $3.8 million for the reasons discussed above.

Interest Expense: Interest expense increased by approximately $1.2 million, or 33.9%, from approximately $3.6 million for the three months ended March 31, 2000 to approximately $4.9 million for the three months ended March 31, 2001. This increase is primarily due to higher levels of outstanding borrowings during the three months ended March 31, 2001 versus the three months ended March 31, 2000, primarily due to the additional borrowings used to finance the acquisition of Acme in November 2000 (see Liquidity and Capital Resources below).

Provision for Income Taxes: The provision for income taxes increased by approximately $451,000, or 148.8%, from approximately $303,000 for the three months ended March 31, 2000 to approximately $754,000 for the three months ended March 31, 2001. This increase is primarily related to the conversion of Key Components, Inc. ("KCI") to a C corporation in May 2000. KCI had previously been an S corporation for tax purposes, which required the shareholders of KCI to be responsible for the taxes due on the income of the Company, apart from income from any subsidiaries that were C corporations. Upon the termination of the S election in May 2000, KCI became responsible for taxes on its income. For the three months ended March 31, 2000, the provision for income taxes was primarily related to Atlantic Guest, Inc., a subsidiary that remained a C corporation for tax purposes.

Income from continuing operations: Income from continuing operations decreased by approximately $3.7 million, or 77.5%, from approximately $4.8 million for the three months ended March 31, 2000 to approximately $1.1 million for the three months ended March 31, 2001. This decrease is the result of the sum of a decrease in income from operations of approximately $2.1 million, an increase in interest expense of approximately $1.2 million and an increase in the provision for income taxes of approximately $451,000, due to the factors discussed above.

Loss from discontinued operations: Loss from discontinued operations was approximately $3.1 million for the three months ended March 31, 2000. In April 2000, the Company consummated the sale of Heart Interface Corporation ("Heart") and Cruising Equipment Company ("Cruising"). The Company received approximately $9.0 million in proceeds before any transaction related expenses. Of the $9.0 million of proceeds, $600,000 was placed in escrow in accordance with the agreement. The Company recorded a loss on disposal of Heart and Cruising of approximately $3.1 million. To the extent that cash is released from escrow, which is to terminate in April 2002, such funds will be recorded as a gain at that time.

Net Income: Net income decreased by approximately $663,000, or 37.9%, from approximately $1.7 million for the three months ended March 31, 2000 to approximately $1.1 million for the three months ended March 31, 2001. The decrease is the result of the sum of a decrease in income from continuing operations of approximately $3.7 million and a decrease in loss from discontinued operations of approximately $3.1 million, as discussed above.

Liquidity and Capital Resources

The Company has historically generated funds from its operations and its working capital requirements generally have not materially fluctuated from quarter to quarter. The Company's other main sources of liquidity have historically been the Company's $80 million of unsecured 10.5% senior notes due 2008 and its outstanding credit facilities. In November 2000, the Company closed on a new credit facility, which replaced the Company's previous credit facility. The new credit facility provides for a six-year $40 million revolving credit facility and a six-year $100 million term loan facility. The new credit agreement, guaranteed by the Company's subsidiaries and KCI, is collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property. There was $2.8 million outstanding under the revolving credit facility at March 31, 2001. The term loan is payable in quarterly installments through September 2006. Both the term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate or the London interbank offered rate ("LIBOR") plus an applicable margin which will vary from 1.0% to 2.75% and require the payment of a commitment fee of 0.50% on the unused portion of the facility as well as quarterly commitment fees. The credit facility also allows for up to $5.0 million of outstanding letters of credit. In addition, the new credit agreement contains certain covenants and restrictions which require the maintenance of financial ratios, and restrict or limit dividends and other shareholder distributions, transactions with affiliates, capital expenditures, rental obligations and the incurrence of indebtedness. At March 31, 2001, the Company was in compliance with the covenants of the credit agreement. The Company has used the proceeds from the new credit facility to repay the previous borrowing facility as well as finance the acquisition of Acme.

The Company's remaining liquidity demands will be for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's senior notes require semiannual interest payments on the outstanding principal. The term loan requires quarterly principal payments. Principal payments for the year ending December 31, 2001 will be approximately $8.1 million. Under the revolving credit facility and term loan, the Company has the option to lock in a specified interest rate by entering into a contract, which rolls over at different time intervals, usually within 180 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. As of March 31, 2001, the Company had no outstanding commitments for capital expenditures and anticipates capital expenditures of approximately $4.8 million for the balance of calendar year 2001. The expenditures are needed primarily to maintain its facilities and expand its production capacity in order to take advantage of profitable market opportunities. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility.

Cash flows from operating activities provided approximately $180,000 and $5.5 million for the three months ended March 31, 2001 and 2000, respectively. The net decrease of $5.3 million from the three months ended March 31, 2000 is the sum of a decrease in cash provided by continuing operations of approximately $4.5 million and a decrease in cash provided by discontinued operations of approximately $813,000. The decrease in cash provided by continuing operations primarily relates to a decrease in net income and non-cash charges of approximately $3.3 million plus a decrease in the increase in accrued expenses and other liabilities of approximately $1.6 million. The decrease in net income and non-cash charges is primarily related to the decrease in income from continuing operations of $3.7 million for the three months ended March 31, 2001 versus March 31, 2000 for the reasons discussed above. The reduction in the increase in accrued expenses and other liabilities is primarily related to reduced interest expense accruals associated with the timing of the underlying LIBOR contracts covering the Company's outstanding term borrowings.

Cash flows from investing activities used approximately $275,000 and approximately $1.0 million for the three months ended March 31, 2001 and 2000, respectively. The increase in cash provided by investing activities is primarily related to the cash provided by the businesses held for sale that were acquired as part of Acme in November 2000. For the three months ended March 31, 2001, these businesses provided approximately $1.3 million. Capital expenditures for the three months ended March 31, 2001 and 2000 were approximately $1.6 million and $1.0 million, respectively.

Cash flows from financing activities used net cash of approximately $2.8 million and $2.6 million during the three months ended March 31, 2001 and 2000, respectively. The $208,000 net increase in cash used by financing activities is primarily attributable to payments made under the Company's new credit facility. The Company made a principal payment in March 2001 of approximately $1.9 million as required by the terms of its new term loan. During the three months ended March 31, 2001, the Company had made net repayments of outstanding principal under its revolving credit facility of $900,000. For the three months ended March 31, 2000 the Company had principal payments under its previous term loan and other debt of approximately $1.6 million. During the three months ended March 31, 2000, the Company paid a capital withdrawal of approximately $922,000 to KCI, which used the proceeds to repurchase the interests of three shareholders, who were former employees of the Company.

Management believes that the Company's cash flow from operations, together with its borrowing availability under its existing credit facilities, will be adequate to meet its anticipated capital requirements for the foreseeable future.


Inflation

Inflation has not been material to the Company's net sales or income from continuing operations for the periods presented.

Backlog

The Company's backlog of orders as of March 31, 2001 was approximately $37.0 million. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A substantial portion of the Company's sales have a three-to-eight-week lead time and, therefore, only a small number of orders, in proportion to the annual sales of the Company, are in backlog at any point in time. In addition, customers can generally cancel purchase orders at any time without penalty.

Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements include words or phrases such as "management anticipates," "the Company believes," "the Company anticipates," and words and phrases of similar impact, and include but are not limited to statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially from the forward-looking statements include the following: (i) industry conditions and competition, (ii) operational risks and insurance, (iii) environmental liabilities which may arise in the future and are not covered by insurance or indemnity, (iv) the impact of current and future laws and government regulations, and (v) the risks described from time to time in the Company's reports to the Securities and Exchange Commission.

Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

The Company's primary exposure to market risk is related to the variability in interest rates associated with the Company's outstanding term loan and the $40.0 million revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the agent's base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the credit agreement. The $96.3 million of outstanding borrowings under the term loan and revolving credit facility as of March 31, 2001 are locked in at approximately 7.2% until the end of May 2001, when the underlying LIBOR contract is up for renewal.

The senior notes bear a fixed rate of interest and therefore are not subject to market risk. The the Company does not hold derivative instruments or beleive that material imbedded derivatives exist within its contracts.

                           Part II - Other Information

Item 6 -- Exhibits and Reports on Form 8-K

         (a) Exhibits

                            None.

           (b) Reports on Form 8-K

                            None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KEY COMPONENTS, LLC


Date: May 12, 2001                          By: /s/ Clay B. Lifflander
                                                -------------------------
                                                  Clay B. Lifflander
                                                  Chief Executive Officer


Date: May 12, 2001                          By:  /s/ Robert. B. Kay
                                                -------------------------
                                                  Robert B. Kay
                                                  President


Date: May 12, 2001                          By: /s/ Keith A. McGowan
                                                -------------------------
                                                  Keith A. McGowan
                                                  Chief Financial Officer




                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KEY COMPONENTS FINANCE CORP.


Date: May 12, 2001                          By: /s/ Clay B. Lifflander
                                                -------------------------
                                                  Clay B. Lifflander
                                                  Chief Executive Officer


Date: May 12, 2001                          By:  /s/ Robert. B. Kay
                                                -------------------------
                                                  Robert B. Kay
                                                  President

Date: May 12, 2001                          By: /s/ Keith A. McGowan
                                                -------------------------
                                                  Keith A. McGowan
                                                  Chief Financial Officer