Form 10-Q
period 2001-06-30
KEY COMPONENTS LLC
filed 2001-08-14
CIK 1065418

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

For the quarterly period ended June 30, 2001

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

     As of August 14, 2001, all of the membership interests in Key Components, LLC was owned by Key Components, Inc. a privately held New York corporation. All of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

================================================================================

                               KEY COMPONENTS, LLC

                                 Form 10-Q Index

                                  June 30, 2001

                                                                                              Page
                                                                                             Number
                                                                                             ------
PART I

Item 1.--    Consolidated Financial Statements:

             Balance Sheets.............................................................        2
             Statements of Income.......................................................        3
             Statements of Cash Flows...................................................        4
             Notes to Consolidated Financial Statements.................................        5

Item 2. --   Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................................       12

Item 3.--    Quantitative and Qualitative Disclosures about Market Risk.................       23

PART  II

Item 6.--    Exhibits and Reports on Form 8-K...........................................       23

Signatures   ...........................................................................       24

                         PART I -- FINANCIAL INFORMATION

Item 1 -- Consolidated Financial Statements

                      KEY COMPONENTS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                        June 30,     December 31,
                                                                          2001           2000
                                                                      ------------   ------------
                                                                       (unaudited)
Assets:
Current
   Cash and cash equivalents                                          $    885        $  3,775
   Accounts receivable, net of allowance for doubtful accounts of $893 and $808 at June 30, 2001 and December 31, 2000,
     respectively                                                       29,154          29,129
  Inventories                                                           35,362          35,337
  Prepaid expenses and other current assets                              2,149           2,158
  Prepaid income taxes                                                   2,086           3,699
  Deferred income taxes                                                  4,883           3,614
  Assets held for sale                                                   3,322           9,842
                                                                      --------        --------
     Total current assets                                               77,841          87,554

Property and equipment, net                                             28,646          27,864
Goodwill, net                                                          117,738         118,455
Deferred financing costs, net                                            6,163           6,675
Intangibles, net                                                           529             752
Prepaid pension cost                                                     4,346           4,190
Other assets                                                             1,171           1,060
                                                                      --------        --------
                                                                      $236,434        $246,550
                                                                      ========        ========

Liabilities and Member's Equity:
Current
  Current portion of long-term debt and other long-term
     obligations                                                      $  9,471        $  8,227
  Accounts payable                                                       8,799          11,552
  Accrued compensation                                                   3,751           3,979
  Accrued expenses                                                       6,678           6,458
  Accrued acquisition costs                                              2,809           3,767
  Accrued interest                                                         731             904
                                                                      --------        --------
      Total current liabilities                                         32,239          34,887

Long term debt                                                         165,792         174,516
Accrued lease costs                                                        533             553
Deferred income taxes                                                    4,982           4,982
Other long-term liabilities                                              2,827           3,762
                                                                      --------        --------
     Total liabilities                                                 206,373         218,700

Commitments

Member's equity                                                         30,061          27,850
                                                                      --------        --------
                                                                      $236,434        $246,550
                                                                      ========        ========


                 The accompanying notes are an integral part of
                          these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited, in thousands)

                                                     For the Six Months          For the Three Months
                                                       Ended June 30,                Ended June 30,
                                                   -----------------------     -----------------------
                                                      2001          2000           2001         2000
                                                   ---------     ---------     -----------    --------

Net sales                                          $ 100,868     $  80,483     $  50,071     $  40,640
Cost of goods sold                                    63,925        46,383        31,658        23,290
                                                   ---------     ---------     ---------     ---------
      Gross profit                                    36,943        34,100        18,413        17,350

Selling, general and administrative expenses          22,998        16,620        11,105         8,357
SAR Compensation and other expense                         7         1,800             7         2,000
Acme Aerospace division cumulative adjustment           (721)           --          (721)           --
                                                   ---------     ---------     ---------     ---------
      Income from operations                          14,659        15,680         8,022         6,993

Other income                                             146           264            60           175
Reorganization expense                                    --        (7,316)           --        (7,316)
Interest expense                                      (9,129)       (7,319)       (4,246)       (3,673)
                                                   ---------     ---------     ---------     ---------
      Income (loss) before provision for income
         taxes                                         5,676         1,309         3,836        (3,821)
Provision for income taxes                             2,600         1,026         1,846           723
                                                   ---------     ---------     ---------     ---------
      Income (loss) from continuing operations         3,076           283         1,990        (4,544)
                                                   ---------     ---------     ---------     ---------
Loss from discontinued operations:
Loss from operations of the inverter business             --          (208)           --          (185)
Loss on disposal of Heart and Cruising                    --        (3,317)           --          (262)
                                                   ---------     ---------     ---------     ---------
      Loss from discontinued operations                   --        (3,525)           --          (447)
                                                   ---------     ---------     ---------     ---------
      Net income (loss)                            $   3,076     $  (3,242)    $   1,990     $  (4,991)
                                                   =========     =========     =========     =========



                 The accompanying notes are an integral part of
                          these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                         For the Six Months Ended June 30,
                                                                        ---------------------------------
                                                                            2001                  2000
                                                                         ---------             ----------
Cash flows from operating activities:
     Net income (loss)                                                   $  3,076             ($ 3,242)
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Loss of discontinued operations                                        --                3,525
        Depreciation and amortization                                       4,175                3,348
        Stock appreciation rights compensation                                 --                1,556
        Compensation charge for exercised options                              --                   45
        Amortization of deferred finance costs                                513                  471

        Changes in assets and liabilities:
            Accounts receivable                                             1,091               (2,454)
            Inventories                                                     2,321               (2,937)
            Prepaid expenses and other assets                               1,461                  378
            Accounts payable                                               (3,496)               1,665
            Accrued expenses                                               (3,161)               5,105
                                                                         --------             --------
            Net cash provided by continuing operations                      5,980                7,460
            Net cash used in discontinued operations                           --                 (163)
                                                                         --------             --------
          Net cash provided by operating activities                         5,980                7,297
                                                                         --------             --------

Cash flows from investing activities:
     Proceeds from divestitures                                                --                8,390
     Net proceeds from assets held for sale                                 1,737                   --
     Capital expenditures                                                  (2,256)              (1,735)
                                                                         --------             --------
          Net cash (used in) provided by investing activities                (519)               6,655
                                                                         --------             --------

Cash flows from financing activities:
     Payments of long-term debt and capital lease obligations             (10,286)              (3,145)
     Proceeds from debt issued                                              2,800                   --
     Payment of stock appreciation rights                                      --               (7,454)
     Deferred financing costs                                                  --                 (418)
     Member contributions                                                      --                7,111
     Member withdrawals                                                      (865)              (2,350)
                                                                         --------             --------
         Net cash used in financing activities                             (8,351)              (6,256)
                                                                         --------             --------
Net (decrease) increase in cash and cash equivalents                       (2,890)               7,696
Cash and cash equivalents, beginning of period                              3,775                4,171
                                                                         --------             --------
Cash and cash equivalents, end of period                                 $    885             $ 11,867
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

The Company manufactures and sells custom engineered essential componentry in a diverse array of end use markets. Through its two business segments, electrical components and mechanical engineered components, the Company targets its products primarily to original equipment manufacturers. The Company's electrical components business products include power conversion products, specialty electrical components and high-voltage utility switches, which are manufactured by its subsidiaries Acme Electric Corporation ("Acme"), Marine Industries, LLC, Atlantic Guest, Inc. ("Guest") and Turner Electric, LLC. The Company's mechanical engineered components business products primarily consist of medium security lock products and accessories, flexible shaft and remote valve control components and turbo-charger actuators, which are manufactured by Hudson Lock, LLC, ESP Lock Products, LLC, B.W. Elliott Manufacturing, LLC and Gits Manufacturing, LLC.

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

Acme Electric Corporation

On November 21, 2000, the Company acquired all of the outstanding shares of Acme for a purchase price of approximately $47.3 million and assumed liabilities of approximately $24.2 million. In conjunction with the acquisition, the Company repaid approximately $10.4 million of Acme's outstanding long-term debt out of the approximately $24.2 million of assumed liabilities . The Company recorded the estimated excess purchase price over net assets acquired of approximately $28.9 million as goodwill. The Company ascribed a thirty-five year useful life to the goodwill.

At the time of the Acme acquisition, the Company decided to sell the Acme Aerospace ("Aerospace") and the Acme Electronics ("Electronics") divisions. Aerospace manufactures lightweight high power battery chargers and related power systems for aerospace applications. Electronics designs and manufactures custom power supplies and power integration systems for data storage, telecommunications and medical electronic applications. In accordance with Emerging Issues Task Force ("EITF") Bulletin 87-11, "Allocation of Purchase Price to Assets to be Sold," the Company recorded the anticipated net proceeds from the sale of these subsidiaries adjusted for the anticipated net cash inflows during the holding period (date of acquisition to date of sale) as assets held for sale. In addition, the net earnings from these businesses during the holding period are excluded from the operations of the Company, in accordance with EITF 87-11. Such results from operations of the businesses held for sale, estimated sale proceeds plus the estimated net cash inflows related to these businesses during the holding periods have been included in goodwill. Any difference between the estimated and actual cash flows will also be included in goodwill. In recording the purchase of Acme, the Company recorded assets held for sale of approximately $9.8 million at December 31, 2000.

Based on the strength of the operating performance of Aerospace, which management believes is sustainable, on June 1, 2001, the Company decided to retain rather than divest Aerospace. On that date and in accordance with EITF 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to be Sold," the Company reallocated the purchase price of Acme as if Aerospace had never been held for sale and recorded a cumulative adjustment for the results of operations of Aerospace from the date of acquisition through May 31, 2001 of $721,000 comprised of the following:

     (In thousands)
     Net sales                                                     $4,988
     Cost of goods sold (including depreciation of $75)             3,367
                                                                   ------
          Gross profit                                              1,621

     Selling, general and administrative expenses
          (including depreciation of $33)                             900
                                                                   ------
         Income from operations                                    $  721
                                                                   ======

The Company has retained an independent appraiser to evaluate the fair market value of Aerospace's long-term assets. This investigation will be completed prior to September 30, 2001 and the impact of any adjustment relating to the purchase price of Acme will be recorded to goodwill.

For the six months ended June 30, 2001, the assets held for sale of Electronics provided cash of approximately $1.7 million. The Company estimates that Electronics will be sold between September and October 2001.

As part of the Company's plan of integrating Acme into its existing operations, the Company accrued approximately $2.0 million of severance costs and $290,000 of lease exit costs related to the closing Acme's corporate office, of which $745,000 of severance payments were made against the severance accrual and no payments were made against the lease exit cost accrual through June 30, 2001. The Company estimates that Acme's corporate office will be closed by September 15, 2001. The amount of assets held for sale and the accrued costs represent significant estimates and are subject to change based on actual results.

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

In April 2000, the Company consummated the sale of Heart and Cruising. The Company received approximately $9.0 million in proceeds before any transaction related expenses. Of the $9.0 million proceeds received, $600,000 was placed in escrow in accordance with the agreement. The Company recorded a loss on disposal of Heart and Cruising of approximately $3.3 million at June 30, 2000. To the extent that cash is released from escrow, which is to terminate in April 2002, such funds will be recorded as a gain at that time. In July 2001, the Company received notice of a claim against the escrow, the merits of which the Company is currently investigating at this time.

The Company sold its interest in Mastervolt on December 29, 2000 for approximately $2.3 million before related expenses and recorded a loss on the disposal of approximately $525,000.

The summary of the operations of the power inverter business for the six and three months ended June 30, 2000:

(In thousands)                                  Six Months ended   Three Months ended
                                                 June 30,  2000      June 30, 2000
                                                ----------------   ------------------

Net sales                                            $ 6,573             $   781
                                                     =======             =======

Loss from operations of the inverter business           (208)               (185)
Loss on disposal of Heart and Cruising                (3,317)               (262)
                                                     -------             -------
Net loss of discontinued operations                  $(3,525)            $  (447)
                                                     =======             =======


3.   Operating Segments

The Company conducts its operations through two businesses. The electrical components business produces an array of electrical componentry items for recreational and industrial applications and switches for utility companies, which are utilized in industrial markets. The mechanical engineered components business manufactures flexible shaft products, specialty locks and related accessories and turbo charger actuators and related componentry.

The Company evaluates performance and allocates resources based on profit or loss from operations before interest, taxes and depreciation and amortization ("EBITDA"). In its calculation of EBITDA, certain charges that management determines as non-recurring are excluded. Segment information for the six and three months ended June 30, 2001 and 2000 is as follows:


(In thousands)                                                     Mechanical
                                                Electrical         Engineered
                                                Components         Components             Total
                                              --------------    ----------------    -----------------
Six months ended June 30, 2001:
   Net sales from external customers            $ 60,895            $ 39,973            $100,868
   Intersegment net sales                             --                  65                  65
   Segment profit - EBITDA                        10,621              11,499              22,120
   Segment assets                                121,628             103,552             225,180
   Depreciation and amortization                   1,379               2,069               3,448

Six months ended June 30, 2000:
   Net sales from external customers            $ 35,004            $ 45,479            $ 80,483
   Intersegment net sales                             --                 118                 118
   Segment profit - EBITDA                         7,706              14,912              22,618
   Segment assets                                 53,978             108,456             162,434
   Depreciation and amortization                   1,039               2,286               3,325

Three months ended June 30, 2001:
   Net sales from external customers            $ 31,180            $ 18,891            $ 50,071
   Intersegment net sales                             --                  39                  39
   Segment profit - EBITDA                         5,947               5,651              11,598
   Segment assets                                121,628             103,552             225,180
   Depreciation and amortization                     722               1,034               1,756

Three months ended June 30, 2000:
   Net sales from external customers            $ 18,076            $ 22,564            $ 40,640
   Intersegment net sales                             --                  57                  57
   Segment profit - EBITDA                         4,063               7,575              11,638
   Segment assets                                 53,978             108,456             162,434
   Depreciation and amortization                     519               1,120               1,639

December 31, 2000:
   Segment assets                               $116,749            $108,883            $225,632


Reconciliation of Selected Segment Information to the Company's Consolidated
Totals:

(In thousands)                                         Six Months Ended June 30,            Three Months Ended June 30,
                                                 ----------------------------------    ---------------------------------------
                                                      2001               2000               2001                 2000
                                                 ---------------     --------------    ---------------    --------------------
Profit or loss:
  Total profit from reportable segments            $ 22,120             $ 22,618             $ 11,598             $ 11,638
  Reconciling items:
     Corporate expenses                              (2,311)                (991)              (1,062)                (504)
     Depreciation and amortization                   (4,175)              (3,348)              (2,107)              (1,656)
     Interest expense                                (9,129)              (7,319)              (4,246)              (3,673)
     Management fee                                    (632)                (535)                (307)                (310)
     Non-recurring expense                             (197)              (9,116)                 (40)              (9,316)
                                                   --------             --------             --------             --------
Total consolidated income before taxes             $  5,676             $  1,309             $  3,836             ($ 3,821)
                                                   ========             ========             ========             ========

                                                    June 30,          December 31,
                                                      2001               2001
                                                 ---------------     --------------
Assets:
   Total assets for reportable segments            $225,180            $225,632
   Corporate assets                                   7,932              11,076
   Assets held for sale                               3,322               9,842
                                                   --------            --------
 Total consolidated assets                         $236,434            $246,550
                                                   ========            ========


                                                     Six Months Ended June 30,              Three Months Ended June 30,
                                                 ----------------------------------    --------------------------------------
Geographical Sales Information:                       2001               2000               2001                 2000
                                                 ---------------     --------------    ---------------    -------------------

  United States                                    $ 90,692            $ 72,739            $ 45,182            $ 36,438
  Canada                                              1,978               2,319                 887               1,389
  China                                               1,930                 615               1,065                 374
  England                                             1,577               1,329                 804                 514
  Mexico                                              1,786                 814                 879                 283
  Other                                               2,905               2,667               1,254               1,642
                                                   --------            --------            --------            --------
Total                                              $100,868            $ 80,483            $ 50,071            $ 40,640
                                                   ========            ========            ========            ========

4.   Inventories

Inventories consist of the following:


(In thousands)                     June 30,          December 31,
                                     2001                2000
                                 -----------       --------------

Raw materials                       $18,423            $17,070
Work-in-process                       8,488              7,857
Finished goods                        8,451             10,410
                                    -------            -------
         Total inventory            $35,362            $35,337
                                    =======            =======



5.   Provision for Income Taxes

For the six months ended June 30, 2001, the Company's provision for income taxes primarily relates to the federal and state income taxes of its sole member, KCI. Deferred income taxes have been recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amounts expected to be realized.

For the six and three months ended June 30, 2000, the Company's provision for income taxes related primarily to Guest, which was not converted to limited liability company ("LLC") status during 1999. Through May 22, 2000, no provision for taxes on the consolidated income of the Company was recorded, other than for the income of Guest and certain state taxes, due to the LLC status of the remainder of the entities comprising the Company, which required the members of the Company to be responsible for the taxes due on the income of the Company. Prior to May 22, 2000, KCI, the majority member of KCLLC, was an S corporation, which required the shareholders of KCI to be personally responsible for the taxes on the income of KCLLC and subsidiaries that was allocated to KCI. On May 22, 2000, the S corporation status of KCI terminated and KCI became a C corporation for tax reporting purposes. Upon conversion to a C corporation KCI became responsible for taxes on its income. Beginning May 23, 2000 the tax provision provides for the tax liabilities incurred by KCI.


6.       Member's Equity

In May 2001, the Company's sole member, KCI, made a capital withdrawal of approximately $865,000. The capital withdrawal was used to repurchase the shareholder interest in KCI of an employee who was no longer employed by the Company.

7.       New Accounting Pronouncements

On January 1, 2001, the Company adopted Financial Accounting Standard ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement did not have a material impact on the Company's consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement is not expected to have a material effect on the Company's financial statements. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect, if any, of these tests will be on the earnings and financial position of the Company.

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

Six Months Ended June 30, 2001 compared to Six  Months Ended June 30, 2000

Net Sales: Net sales increased by approximately $20.4 million, or 25.3%, from approximately $80.5 million for the six months ended June 30, 2000 to approximately $100.9 million for the six months ended June 30, 2001. Net sales of the EC business increased by approximately $25.9 million, or 74.0%, from approximately $35.0 million for the six months ended June 30, 2000 to approximately $60.9 million for the six months ended June 30, 2001. Net sales of the MEC business decreased by approximately $5.5 million, or 12.1%, from approximately $45.5 million for the six months ended June 30, 2000 to approximately $40.0 million for the six months ended June 30, 2001.

The growth within the EC business was primarily due to the inclusion of the results of operations of the transformer product line for the six months ended June 30, 2001. The transformer product line, which contributed approximately $27.2 million in revenues during the six months ended June 30, 2001, was acquired in November 2000 when the Company completed the acquisition of Acme Electric Corporation ("Acme"). The specialty electrical component product line of the EC business experienced a decline in sales of approximately $3.3 million for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decline in sales is attributable to reduced customer demand across the major markets served by the specialty electrical product line.

The decrease in net sales in the MEC business is primarily related to the decline in sales of the Company's lock and turbocharger product lines, as compared to the six months ended June 30, 2000, which were impacted by the downturn in the domestic economy that resulted in a reduction in customer demand.

Gross Profit: Gross profit increased by approximately $2.8 million, or 8.3%, from approximately $34.1 million for the six months ended June 30, 2000 to approximately $36.9 million for the six months ended June 30, 2001. Gross profit for the EC business increased by approximately $6.2 million, or 40.2%, from approximately $15.5 million for the six months ended June 30, 2000 to approximately $21.7 million for the six months ended June 30, 2001. Gross profit for the MEC business decreased by approximately $3.4 million, or 18.3%, from approximately $18.6 million for the six months ended June 30, 2000 to approximately $15.2 million for the six months ended June 30, 2001.

Gross profit, as a percentage of net sales, decreased 5.8%, from 42.4% for the six months ended June 30, 2000 to 36.6% for the six months ended June 30, 2001. Gross profit, as a percentage of net sales, for the EC business decreased 8.5%, from 44.2% for the six months ended June 30, 2000 to 35.7% for the six months ended June 30, 2001. Gross profit, as a percentage of net sales, for the MEC business decreased 2.9%, from 40.9% for the six months ended June 30, 2000 to 38.0% for the six months ended June 30, 2001.

The increase in gross profit is primarily related to an increase in the gross profit of the EC business which resulted from the addition of Acme's transformer product line to that business, which was mostly offset by the decline in gross profit of the MEC business. The decline in gross profit of the MEC business is primarily due to the decline in sales in the MEC business for the six months ended June 30, 2001.

The increase in gross profit of the EC business is primarily related to the inclusion of the results of operations of the transformer product line, which was acquired in November 2000 as part of the acquisition of Acme. The transformer product line contributed approximately $7.8 million in gross profit for the six months ended June 30, 2001. This increase was partially offset by an approximate $2.1 million decline in gross profit from the specialty electrical components product line of the EC business for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decline in gross profit of the specialty electrical components product line was primarily driven by a decline in sales.

The decrease in gross profit as a percentage of the EC business was primarily the result of the inclusion of the transformer product line in the results of the EC business for the six months ended June 30, 2001. The transformer product is a high volume business that results in margins that are lower than those experienced by the remainder of the EC business. The decrease in gross profit percentage of the MEC business is primarily related to product mix.

Selling, General and Administrative ("SG&A") Expenses: SG&A expenses increased by approximately $6.4 million, or 38.4%, from approximately $16.6 million for the six months ended June 30, 2000 to approximately $23.0 million for the six months ended June 30, 2001. SG&A expenses for the EC business increased by approximately $4.7 million, or 52.8%, from approximately $8.8 million for the six months ended June 30, 2000 to approximately $13.5 million for the six months ended June 30, 2001. SG&A expenses for the MEC business decreased by approximately $271,000, or 4.5%, from approximately $6.1 million for the six months ended June 30, 2000 to approximately $5.8 million for the six months ended June 30, 2001.

SG&A expenses, as a percentage of net sales, increased by 2.2%, from 20.7% for the six months ended June 30, 2000 to 22.8% for the six months ended June 30, 2001. SG&A expenses, as a percentage of net sales, for the EC business decreased by 3.1%, from 25.2% for the six months ended June 30, 2000 to 22.1% for the six months ended June 30, 2001. SG&A expenses, as a percentage of net sales, for the MEC business increased by 1.1%, from 13.4% for the six months ended June 30, 2000 to 14.5% for the six months ended June 30, 2001.

The increase in SG&A expenses for the six months ended June 30, 2001 is primarily related to the acquisition of Acme, which resulted in the Company integrating the transformer and aerospace product lines of Acme into the EC business. The transformer product line added approximately $4.9 million of SG&A expenses for the six months ended June 30, 2001. In addition, the corporate office of Acme continues to provide support to the transformer and aerospace product lines as well as to the electronics division of Acme that is currently held for sale. The operations of the corporate office of Acme resulted in approximately $1.6 million in SG&A expenses for six months ended June 30, 2001. In addition, approximately $400,000 of amortization expense for the six months ended June 30, 2001 related to goodwill amortization resulting from the purchase of Acme. The Company estimates that the corporate office of Acme will be closed by September 15, 2001. Upon the close of the Acme corporate office all remaining related expenses of that office will terminate.

The increase in SG&A expenses and decrease in the SG&A expenses as a percentage of net sales for the EC business are primarily related to the inclusion of the results of operations of the transformer product line. As a percentage of sales, the transformer product line is supported at an expense level that is lower than the remainder of the EC business. Currently the corporate office of Acme performs certain administrative functions on behalf of the transformer product line. Those responsibilities and related expenses are being transferred to the North Carolina facility of the transformer product line. As a percentage of sales, the operations and related expenses that are being transferred are not considered material.

SAR Valuation Compensation and other: For the six months ended June 30, 2000, the Company recorded a charge of approximately $1.6 million related to outstanding stock appreciation rights. The stock appreciation rights ("SAR's") were issued in conjunction with the Valley Forge Corporation ("VFC") acquisition, which was completed in January 1999, in lieu of cash consideration for the purchase of equity held by VFC line management who continued with the Company. The Company was required to report any change in the valuation of the SAR's as a charge against earnings. In connection with the Recapitalization (see Liquidity and Capital Resources), the SARs were exercised and the holders of the SARs purchased Key Components, Inc. ("KCI") Common Stock with a substantial portion of the after-tax proceeds of such exercise.

Acme Aerospace Division Cumulative Adjustment: Based on the strength of the operating performance of the aerospace business of Acme ("Aerospace"), which management believes is sustainable, on June 1, 2001, the Company decided to retain rather than divest Aerospace, which had been previously held for sale. On that date and in accordance with EITF 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to be Sold", the Company reallocated the purchase price as if Aerospace had never been held for sale and recorded a cumulative adjustment for the results of operations of Aerospace from the date of acquisition through May 31, 2001 of $721,000 which had been excluded from the results of operations of the Company and had been included in goodwill.

Income from Operations: Income from operations decreased approximately $1.0 million, or 6.5%, from approximately $15.7 million for the six months ended June 30, 2000 to approximately $14.7 million for the six months ended June 30, 2001. This decrease is the result of the increase in gross profit of approximately $2.8 million, offset by the net increase in SG&A other expenses (income) of approximately $3.9 million for the reasons discussed above.

Recapitalization fees: In connection with the Recapitalization (see Liquidity and Capital Resources) consummated in May 2000, the Company incurred approximately $7.3 million of transaction fees during the six months ended June 30, 2000.

Interest Expense: Interest expense increased by approximately $1.8 million, or 24.7%, from approximately $7.3 million for the six months ended June 30, 2000 to approximately $9.1 million for the six months ended June 30, 2001. This increase is primarily due to higher levels of outstanding borrowings during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, primarily due to the additional borrowings used to finance the acquisition of Acme in November 2000 (see Liquidity and Capital Resources below). The impact of the higher debt levels, however, has been partially offset by the reduced rates of interest charged on the outstanding principal on the term loan and revolving credit facility due to declining interest rates of the past six months.

Provision for Income Taxes: The provision for income taxes increased by approximately $1.6 million, or 153.4%, from approximately $1.0 million for the six months ended June 30, 2000 to approximately $2.6 million for the six months ended June 30, 2001. This increase is primarily related to the conversion of KCI to a C corporation in May 2000. KCI had previously been an S corporation for tax purposes, which required the shareholders of KCI to be responsible for the taxes due on the income of the Company, apart from income from any subsidiaries that were C corporations. Upon the termination of the S election in May 2000, KCI became responsible for taxes on its income. For the six months ended June 30, 2000, the provision for income taxes was primarily related to Atlantic Guest, Inc. ("Guest"), a subsidiary that remained a C corporation for tax purposes. The decrease in the effective tax rate from the six months ended June 30, 2000 is primarily attributable to the non-deductibility of the Recapitalization expenses. Such expenses are an adjustment to the KCI shareholder basis for tax purposes.

Income from continuing operations: Income from continuing operations increased by approximately $2.8 million, from approximately $283,000 for the six months ended June 30, 2000 to approximately $3.1 million for the six months ended June 30, 2001. This increase is the result of the decrease in Recapitalization fees of approximately $7.3 million offset by the sum of a decrease in income from operations of approximately $1.0 million, an increase in interest expense of approximately $1.8 million a decrease in other income of $118,000 and an increase in the provision for income taxes of approximately $1.6 million, due to the factors discussed above.

Loss from discontinued operations: Loss from discontinued operations was approximately $3.5 million for the six months ended June 30, 2000. In April 2000, the Company consummated the sale of Heart Interface Corporation ("Heart") and Cruising Equipment Company ("Cruising"). The Company received approximately $9.0 million in proceeds before any transaction related expenses. Of the $9.0 million of proceeds, $600,000 was placed in escrow in accordance with the agreement. The Company recorded a loss on disposal of Heart and Cruising of approximately $3.3 million. To the extent that cash is released from the escrow, which is to terminate in April 2002, such funds will be recorded as a gain at that time. In July 2001, the Company received notice of a claim against the escrow, the merits of which the Company is currently investigating.

Net Income (loss): Net income increased by approximately $6.3 million, or 194.9%, from a net loss of approximately $3.2 million for the six months ended June 30, 2000 to approximately $3.1 million for the six months ended June 30, 2001. The decrease is the result of the sum of an increase in income from continuing operations of approximately $2.8 million and a decrease in loss from discontinued operations of approximately $3.5 million, as discussed above.

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000

Net Sales: Net sales increased by approximately $9.4 million, or 23.2%, from approximately $40.6 million for the three months ended June 30, 2000 to approximately $50.1 million for the three months ended June 30, 2001. Net sales of the EC business increased by approximately $13.1 million, or 72.5%, from approximately $18.1 million for the three months ended June 30, 2000 to approximately $31.1 million for the three months ended June 30, 2001. Net sales of the MEC business decreased by approximately $3.7 million, or 16.3%, from approximately $22.6 million for the three months ended June 30, 2000 to approximately $18.9 million for the three months ended June 30, 2001.

The growth within the EC business was primarily due to the inclusion of the results of operations of the transformer product line for the three months ended June 30, 2001. The transformer product line, which contributed approximately $13.1 million in revenues during the three months ended June 30, 2001, was acquired in November 2000 when the Company completed the acquisition of Acme Electric Corporation ("Acme"). The specialty electrical component product line of the EC business experienced a decline in sales of approximately $1.7 million for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decline in sales is attributable to customer demand across the major markets served by the specialty electrical product line.

The decrease in net sales in the MEC business is primarily related to the decline in sales of the Company's lock and turbocharger product lines, which were impacted by the downturn in the domestic economy that resulted in a reduction in customer demand.

Gross Profit: Gross profit increased by approximately $1.1 million, or 6.1%, from approximately $17.4 million for the three months ended June 30, 2000 to approximately $18.4 million for the three months ended June 30, 2001. Gross profit for the EC business increased by approximately $3.0 million, or 38.0%, from approximately $8.0 million for the three months ended June 30, 2000 to approximately $11.0 million for the three months ended June 30, 2001. Gross profit for the MEC business decreased by approximately $2.0 million, or 20.9%, from approximately $9.4 million for the three months ended June 30, 2000 to approximately $7.4 million for the three months ended June 30, 2001.

Gross profit, as a percentage of net sales, decreased 5.9%, from 42.7% for the three months ended June 30, 2000 to 36.8% for the three months ended June 30, 2001. Gross profit, as a percentage of net sales, for the EC business decreased 8.8%, from 44.1% for the three months ended June 30, 2000 to 35.3% for the three months ended June 30, 2001. Gross profit, as a percentage of net sales, for the MEC business decreased 2.3%, from 41.6% for the three months ended June 30, 2000 to 39.3% for the three months ended June 30, 2001.

The increase in gross profit, is primarily related to an increase in the gross profit of the EC business which resulted from the addition of the transformer product line of Acme to that business, partially offset by the decline in gross profit of the specialty electrical component product line of the EC business and the MEC business. The decline in gross profit of the specialty electrical component product line and the MEC business is primarily due to the declines in sales of the specialty electrical component product line and the MEC business for the three months ended June 30, 2001.

The increase in gross profit of the EC business for the three months ended June 30, 2001 is primarily related to the inclusion of the results of operations of the transformer product line, which was acquired in November 2000 as part of the acquisition of Acme. The transformer product line contributed approximately $3.5 million in gross profit for the three months ended June 30, 2001. The specialty electrical components product line of the EC business experienced a decline in gross profit of approximately $1.1 million for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decline in gross profit of the specialty electrical components product line was primarily driven by a decline in sales.

The decrease in gross profit as a percentage of the EC business was primarily the result of the inclusion of the transformer product line in the results of the EC business for the three months ended June 30, 2001. The transformer product is a high volume, low gross margin business that results in margins that are lower than those experienced by the remainder of the EC business. The decrease in gross profit percentage of the MEC business for the three months ended June 30, 2001 is primarily related to product mix.

Selling, General and Administrative ("SG&A") Expenses: SG&A expenses increased by approximately $2.7 million, or 32.9%, from approximately $8.4 million for the three months ended June 30, 2000 to approximately $11.1 million for the three months ended June 30, 2001. SG&A expenses for the EC business increased by approximately $2.2 million, or 48.1%, from approximately $4.4 million for the three months ended June 30, 2000 to approximately $6.6 million for the three months ended June 30, 2001. SG&A expenses for the MEC business decreased by approximately $153,000, or 5.2%, from approximately $3.0 million for the three months ended June 30, 2000 to approximately $2.8 million for the three months ended June 30, 2001.

SG&A expenses, as a percentage of net sales, increased by 1.6%, from 20.6% for the three months ended June 30, 2000 to 22.2% for the three months ended June 30, 2001. SG&A expenses, as a percentage of net sales, for the EC business decreased by 3.5%, from 24.5% for the three months ended June 30, 2000 to 21.0% for the three months ended June 30, 2001. SG&A expenses, as a percentage of net sales, for the MEC business increased by 1.8%, from 13.1% for the three months ended June 30, 2000 to 14.9% for the three months ended June 30, 2001.

The increase in SG&A expenses for the three months ended June 30, 2001 is primarily related to the acquisition of Acme, which resulted in the Company integrating the transformer and aerospace product lines of Acme into the EC business. The transformer product line added approximately $2.4 million of SG&A expenses for the three months ended June 30, 2001. In addition, the corporate office of Acme continues to provide support to the transformer and aerospace product lines as well as to the electronics division of Acme that is currently held for sale. The operations of the corporate office of Acme resulted in approximately $752,000 in SG&A expenses for three months ended June 30, 2001. In addition, approximately $177,000 of amortization expense for the three months ended June 30, 2001 related to goodwill amortization resulting from the purchase of Acme. The Company estimates that the corporate office of Acme will be closed by September 15, 2001. Upon the close of the Acme corporate office all remaining related expenses of that office will terminate.

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

SAR Valuation Compensation and other: During the three months ended June 30, 2000, the Company recorded a charge of approximately $1.6 million related to outstanding SAR's. The SAR's were issued in conjunction with the VFC acquisition, which was completed in January 1999, in lieu of cash consideration for the purchase of equity held by VFC line management who continued with the Company. The Company is required to report any change in the valuation of the SAR's as a charge against earnings. In connection with the Recapitalization (see Liquidity and Capital Resources), the SARs were exercised and the holders of the SARs purchased KCI Common Stock with a substantial portion of the after-tax proceeds of such exercise.

Acme Aerospace Division Cumulative Adjustment: Based on the strength of the operating performance of Aerospace, which management believes is sustainable, on June 1, 2001, the Company decided to retain rather than divest Aerospace, which had been previously held for sale. On that date and in accordance with EITF 90-6 the Company reallocated the purchase price as if Aerospace had never been held for sale and recorded a cumulative adjustment for the results of operations of Aerospace from the date of acquisition through May 31, 2001 of $721,000 which had been excluded from the results of operations of the Company and had been included in goodwill.

Income from Operations: Income from operations increased by approximately $1.0 million, or 14.7%, from approximately $7.0 million for the three months ended June 30, 2000 to approximately $8.0 million for the three months ended June 30, 2001. This increase is the result of the increase in gross profit of approximately $1.1 million, offset by net increase in SG&A and other expenses of approximately $34,000 for the reasons discussed above.

Recapitalization fees: In connection with the Recapitalization (see Liquidity and Capital Resources) consummated in May 2000, the Company incurred approximately $7.3 million of transaction fees during the three months ended June 30, 2000.

Interest Expense: Interest expense increased by approximately $573,000, or 15.6%, from approximately $3.7 million for the three months ended June 30, 2000 to approximately $4.2 million for the three months ended June 30, 2001. This increase is primarily due to higher levels of outstanding borrowings during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000, primarily due to the additional borrowings used to finance the acquisition of Acme in November 2000 (see Liquidity and Capital Resources below). The impact of the higher debt levels, however, has been partially offset by the reduced rates of interest charged on the outstanding principal on the term loan and revolving credit facility due to declining interest rates of the past three months.

Provision for Income Taxes: The provision for income taxes increased by approximately $1.1 million, or 155.3%, from approximately $723,000 for the three months ended June 30, 2000 to approximately $1.8 million for the three months ended June 30, 2001. This increase is primarily related to the conversion of KCI to a C corporation in May 2000. KCI had previously been an S corporation for tax purposes, which required the shareholders of KCI to be responsible for the taxes due on the income of the Company, apart from income from any subsidiaries that were C corporations. Upon the termination of the S election on May 22, 2000, KCI became responsible for taxes on its income. For the three months ended June 30, 2000, the provision for income taxes was primarily related to the tax provision on the consolidated income of the Company from May 23, 2000 to June 30, 2000 and the April 1, 2000 to May 22, 2000 income of Guest, which had remained a C corporation for tax purposes prior to May 23, 2000. The reduction in the effective tax rate from the three months ended June 30, 2000 to the three months June 30, 2001 is primarily attributable to the non-deductibility of the Recapitalization fees recorded during the three months ended June 30, 2000. Such expenses are an adjustment to shareholder basis for tax purposes.

Income (loss) from continuing operations: Income from continuing operations increased by approximately $6.5 million, or 143.8%, from a loss from continuing operations of approximately $4.5 million for the three months ended June 30, 2000 to income from continuing operations of approximately $2.0 million for the three months ended June 30, 2001. This increase is the result of the sum of an increase in income from operations of approximately $1.0 million, a decrease in Recapitalization fees of approximately $7.3 million offset by a decrease in other income of $116,000 plus increases in interest expense and provision for income taxes of approximately $573,000 and $1.1 million, respectively, due to the factors discussed above.

Loss from discontinued operations: Loss from discontinued operations was approximately $447,000 for the three months ended June 30, 2000. In April 2000, the Company consummated the sale of Heart and Cruising. The Company received approximately $9.0 million in proceeds before any transaction related expenses. Of the $9.0 million of proceeds, $600,000 was placed in escrow in accordance with the agreement. The Company recorded a loss on disposal of Heart and Cruising of approximately $3.3 million. To the extent that cash is released from escrow, which is to terminate in April 2002, such funds will be recorded as a gain at that time. In July 2001, the Company received notice a of claim against the escrow, the merits of which the Company is currently investigating.

Net Income (loss): Net income increased by approximately $7.0 million, or 139.9%, from a net loss of approximately $5.0 million for the three months ended June 30, 2000 to net income of approximately $2.0 million for the three months ended June 30, 2001. The increase is the result of the sum of a increase in income from continuing operations of approximately $6.5 million and a decrease in loss from discontinued operations of approximately $447,000, as discussed above.

Liquidity and Capital Resources

The Company has historically generated funds from its operations and its working capital requirements generally have not materially fluctuated from quarter to quarter. The Company's other main sources of liquidity have historically been the Company's $80 million of unsecured 10.5% senior notes due 2008 and its outstanding credit facilities. In November 2000, the Company closed on a new credit facility, which replaced the Company's previous credit facility. The new credit facility provides for a six-year $40 million revolving credit facility and a six-year $100 million term loan facility. The new credit agreement, guaranteed by the Company's subsidiaries and KCI, is collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property. There were no amounts outstanding under the revolving credit facility at June 30, 2001. The term loan is payable in quarterly installments through September 2006. Both the term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate or the London interbank offered rate ("LIBOR") plus an applicable margin which will vary from 1.0% to 2.75% and require the payment of a commitment fee of 0.50% on the unused portion of the facility as well as quarterly commitment fees. The credit facility also allows for up to $5.0 million of outstanding letters of credit. In addition, the new credit agreement contains certain covenants and restrictions which require the maintenance of financial ratios, and restrict or limit dividends and other shareholder distributions, transactions with affiliates, capital expenditures, rental obligations and the incurrence of indebtedness. At June 30, 2001, the Company was in compliance with the covenants of the credit agreement. The Company used the proceeds from the new credit facility to repay the previous borrowing facility as well as finance the acquisition of Acme.

The Company's remaining liquidity demands will be for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's senior notes require semiannual interest payments on the outstanding principal. The term loan requires quarterly principal payments. Principal payments for the year ending December 31, 2001 will be approximately $9.4 million. Under the revolving credit facility and term loan, the Company has the option to lock in a specified interest rate by entering into a contract, for different periods which cannot exceed 180 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. As of June 30, 2001, the Company had no outstanding commitments for capital expenditures and anticipates capital expenditures of approximately $3.5 million for the balance of calendar year 2001. The expenditures are primarily needed to maintain its facilities and expand its production capacity in order to take advantage of profitable market opportunities. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility.

In connection with the Company's desire to continue to grow through acquisition and be a leading supplier of essential componentry, in May 2000, KCI and its shareholders consummated a Recapitalization of KCI with affiliates of Kelso & Company ("Kelso") pursuant to which, among other things:


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

         o Holders of KCI SARs exercised their SARs and with a substantial portion of their after-tax proceeds from the exercise, purchased Common Stock;

         o Kelso purchased an aggregate of approximately 35,000 shares of Preferred Stock from KCI at approximately $117 per share.

At the closing of the Recapitalization, KCI, Kelso and certain shareholders of KCI entered into a Shareholders Agreement and a Registration Rights Agreement and KCI and Kelso entered into an Advisory Agreement.

Effective upon the consummation of the Recapitalization, Kelso owns all of the Preferred Stock. The Preferred Stock is not entitled to vote for the election of directors but is entitled to designate two members of KCI's seven member Board of Directors. In addition, the Preferred Stock has certain approval rights and is convertible into Common Stock at the holder's option (upon conversion the Preferred Stock would constitute over 60% of the total outstanding common equity of KCI on a fully diluted basis). The Preferred Stock has a liquidation preference equal to its purchase price plus accrued dividends, bears a 1% annual dividend payable in kind and is redeemable at the option of the holder after June 2, 2009. All of the outstanding Common Stock and options to purchase Common Stock of KCI continue to be held by parties that held such securities prior to the Recapitalization and by the parties who purchased Common Stock with the after-tax proceeds from the exercise of their SARs. The aggregate purchase price of the Preferred Stock paid by Kelso was approximately $105.0 million of which approximately $4.1 million was paid to KCI. The Company paid fees in connection with the Recapitalization of $7.3 million during the six months ended June 30, 2000. All proceeds received by KCI from the Recapitalization were contributed to KCLLC for additional membership interest.

Cash flows from operating activities provided approximately $6.0 million and $7.3 million for the six months ended June 30, 2001 and 2000, respectively. The net decrease of $1.3 million from the six months ended June 30, 2000 is the sum of a decrease in cash provided by continuing operations of approximately $1.5 million and a decrease in cash used by discontinued operations of approximately $163,000. The decrease in cash provided by continuing operations primarily relates to an increase in net income and non-cash charges of approximately $2.1 million plus a net decrease in accounts receivable and inventories of approximately $3.5 million and $5.3 million, respectively, offset by a net decrease in accounts payable and accrued expenses and other liabilities of approximately $5.2 million and $8.3 million, respectively. The increase in net income and non-cash charges is primarily related to the increase in net income, which increased approximately $6.3 million during the six months ended June 30, 2001, as compared to the six months ended June 30, 2000. The increase in net income was the result of the factors above. Heightened focus on reducing the Company's working capital account levels (accounts receivable and inventory) as well as the downturn in the Company's business drove the net decreases in accounts receivable and inventory. The net decrease in accounts payable was principally due to the downturn in the Company's business. The reduction in accrued expenses and other liabilities is primarily related to reduced interest expense accruals associated with the timing of the underlying LIBOR contracts covering the Company's outstanding term borrowings.

Cash flows from investing activities used approximately $519,000 during the six months ended June 30, 2001 and provided approximately $6.7 million for the six months ended June 30, 2000. The decrease in cash provided by investing activities is primarily related to proceeds of approximately $8.4 million that the Company realized during the six months ended June 30, 2000 from the sale of Heart and Cruising. For the six months ended June 30, 2001, the assets held for sale provided net cash of approximately $1.7 million. Capital expenditures for the six months ended June 30, 2001 and 2000 were approximately $2.3 million and $1.7 million, respectively.

Cash flows from financing activities used net cash of approximately $8.4 million and $6.3 million during the six months ended June 30, 2001 and 2000, respectively. The $2.1 million net increase in cash used by financing activities is primarily attributable to payments made under the Company's new credit facility. The Company made net principal payments during the six months ended June 30, 2001 of approximately $7.5 million relating to outstanding amounts under the Company's current revolving and term loan agreement. During the six months ended June 30, 2000, the Company paid approximately $3.1 million of long-term debt, primarily related to payment on its outstanding term loan. The Company also realized proceeds from capital contributions of approximately $7.1 million during the six months ended June 30, 2000. The member contributions during the six months ended June 30, 2000 were received in connection with the Recapitalization. During the six months ended June 30, 2001 and 2000 the Company paid member withdrawals of approximately $865,000 and $2.4 million, respectively. The member distribution during the six months ended June 30, 2001 was used by KCI to repurchase a shareholder interest of an employee who had left the Company. The member withdrawals during the six months ended June 30, 2000 primarily related to member tax distributions. In connection with the divestitures of Glendinning Marine Products, Inc, Heart and Cruising, the Company paid, during the six months ended June 30, 2000, approximately $420,000 related to outstanding vested SARs with certain members of operating management of these divestitures. In connection with the Recapitalization, the Company paid approximately $7.1 million to the holders of the Company's SARs, who had exercised all their outstanding SARs and purchased KCI Common Stock with a substantial portion of their after-tax proceeds from the exercise.

Management believes that the Company's cash flow from operations, together with its borrowing availability under its existing credit facilities, will be adequate to meet its anticipated capital requirements for the foreseeable future.

Inflation

Inflation has not been material to the Company's net sales or income from continuing operations for the periods presented.

Backlog

The Company's backlog of orders as of June 30, 2001 was approximately $42.5 million. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A substantial portion of the Company's sales have a three-to-eight-week lead time and, therefore, only a small number of orders, in proportion to the annual sales of the Company, are in backlog at any point in time. In addition, customers can generally cancel purchase orders at any time without penalty.

New Accounting Pronouncements

On January 1, 2001, the Company adopted Financial Accounting Standard ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement did not have a material impact on the Company's consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement is not expected to have a material effect on the Company's financial statements. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect, if any, of these tests will be on the earnings and financial position of the Company.

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

Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

The Company's primary exposure to market risk is related to the variability in interest rates associated with the Company's outstanding term loan and the $40.0 million revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the agent's base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the credit agreement. The $94.4 million of outstanding borrowings under the term loan and revolving credit facility as of June 30, 2001 are locked in at approximately 6.3% until the end of August 2001, when the underlying LIBOR contract is up for renewal.

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

                                        KEY COMPONENTS, LLC


Date: August 14, 2001                   By: /s/ Clay B. Lifflander
                                           -------------a----------
                                           Clay B. Lifflander
                                           Chief Executive Officer


Date: August 14, 2001                   By:  /s/ Robert. B. Kay
                                           --------------------
                                           Robert B. Kay
                                           President


Date: August 14, 2001                   By: /s/ Keith A. McGowan
                                           ---------------------
                                           Keith A. McGowan
                                           Chief Financial Officer




                                                             Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KEY COMPONENTS FINANCE CORP.


Date: August 14, 2001                    By: /s/ Clay B. Lifflander
                                            -----------------------
                                            Clay B. Lifflander
                                            Chief Executive Officer


Date: August 14, 2001                    By:  /s/ Robert. B. Kay
                                            --------------------
                                            Robert B. Kay
                                            President

Date: August 14, 2001                    By: /s/ Keith A. McGowan
                                            ---------------------
                                            Keith A. McGowan
                                            Chief Financial Officer