Form 10-Q
period 2001-09-30
KEY COMPONENTS LLC
filed 2001-11-14
CIK 1065418

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

For the quarterly period ended September 30, 2001

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

                                /x/ Yes  / / No

     As of November 12, 2001, all of the membership interests in Key Components, LLC was owned by Key Components, Inc. a privately held New York corporation. All of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

================================================================================

                               KEY COMPONENTS, LLC

                                 Form 10-Q Index

                               September 30, 2001

                                                                                              Page
                                                                                             Number
PART I

Item 1.  --  Consolidated Financial Statements:

             Balance Sheets.............................................................        2
             Statements of Income.......................................................        3
             Statements of Cash Flows...................................................        4
             Notes to Consolidated Financial Statements.................................        5

Item 2.  --  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................................       12

Item 3.  --  Quantitative and Qualitative Disclosures about Market Risk.................       22

PART  II

Item 6.  --  Exhibits and Reports on Form 8-K...........................................       22

Signatures   ...........................................................................       23

                         PART I -- FINANCIAL INFORMATION

Item 1 -- Consolidated Financial Statements

                      KEY COMPONENTS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                     September 30,       December 31,
                                                                                         2001                2000
                                                                                    ---------------     ---------------
                                                                                     (unaudited)
Assets:
Current
   Cash and cash equivalents                                                        $         1,618     $         3,775
   Accounts receivable, net of allowance for doubtful accounts of $900 and $808 at September 30, 2001 and December 31,
     2000, respectively                                                                      28,553              29,129
  Inventories                                                                                34,146              35,337
  Prepaid expenses and other current assets                                                   2,997               2,158
  Prepaid income taxes                                                                        1,547               3,699
  Deferred income taxes                                                                       4,050               3,614
  Assets held for sale                                                                        2,000               9,842
                                                                                    ---------------     ---------------
     Total current assets                                                                    74,911              87,554

Property and equipment, net                                                                  28,404              27,864
Goodwill, net                                                                               119,047             118,455
Deferred financing costs, net                                                                 5,908               6,675
Intangibles, net                                                                                417                 752
Prepaid pension cost                                                                          4,346               4,190
Other assets                                                                                  1,197               1,060
                                                                                    ---------------     ---------------
                                                                                    $       234,230     $       246,550
                                                                                    ===============     ===============

Liabilities and Member's Equity:
Current
  Current portion of long-term debt and other long-term
     obligations                                                                    $         7,610     $         8,227
  Accounts payable                                                                            8,133              11,552
  Accrued compensation                                                                        3,682               3,979
  Accrued expenses                                                                            6,817               6,458
  Accrued acquisition costs                                                                   2,361               3,767
  Accrued interest                                                                            3,261                 904
                                                                                    ---------------     ---------------
      Total current liabilities                                                              31,864              34,887

Long term debt                                                                              163,287             174,516
Accrued lease costs                                                                             523                 553
Deferred income taxes                                                                         4,807               4,982
Other long-term liabilities                                                                   2,876               3,762
                                                                                    ---------------     ---------------
     Total liabilities                                                                      203,357             218,700

Commitments

Member's equity                                                                              30,873              27,850
                                                                                    ---------------     ---------------
                                                                                    $       234,230     $       246,550
                                                                                    ===============     ===============

   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited, in thousands)


                                                           For the Nine Months Ended                For the Three Months
                                                                 September 30,                       Ended September 30,
                                                      -----------------------------------     -----------------------------------
                                                            2001                2000                2001                2000
                                                      ---------------     ---------------     ---------------     ---------------
Net sales                                             $       147,394     $       117,029     $        46,526     $        36,546
Cost of goods sold                                             92,910              67,497              28,985              21,114
                                                      ---------------     ---------------     ---------------     ---------------
      Gross profit                                             54,484              49,532              17,541              15,432

Selling, general and administrative expenses                   34,050              24,016              11,052               7,396
SAR Compensation and other expense                                 76               1,925                  69                 125
Acme Aerospace division cumulative adjustment                    (721)               --                  --                  --
                                                      ---------------     ---------------     ---------------     ---------------
      Income from operations                                   21,079              23,591               6,420               7,911

Other income                                                      252                 442                 106                 178
Reorganization expense                                           --                (7,841)               --                  (525)
Interest expense                                              (13,030)            (11,068)             (3,901)             (3,749)
                                                      ---------------     ---------------     ---------------     ---------------
      Income before provision for income taxes                  8,301               5,124               2,625               3,815
Provision for income taxes                                      4,372               3,240               1,772               2,214
                                                      ---------------     ---------------     ---------------     ---------------
      Income from continuing operations                         3,929               1,884                 853               1,601
                                                      ---------------     ---------------     ---------------     ---------------
Loss from discontinued operations:
  Loss from operations of the inverter business                  --                  (234)               --                   (26)
 Loss on disposal of Heart and Cruising                          --                (3,317)               --                  --
                                                      ---------------     ---------------     ---------------     ---------------
      Loss from discontinued operations                          --                (3,551)               --                   (26)
                                                      ---------------     ---------------     ---------------     ---------------
      Net income (loss)                               $         3,929     $        (1,667)    $           853     $         1,575
                                                      ===============     ===============     ===============     ===============

   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                         For the Nine Months Ended
                                                                                               September 30,
                                                                                    -----------------------------------
                                                                                         2001                2000
                                                                                    ---------------     ---------------
Cash flows from operating activities:
     Net income (loss)                                                              $         3,929     $        (1,667)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Loss of discontinued operations                                                        --                 3,551
        Depreciation and amortization                                                         6,370               4,930
        Stock appreciation rights compensation                                                 --                 1,681
        Compensation charge for exercised options                                              --                    45
        Amortization of deferred finance costs                                                  768                 778
        Deferred taxes                                                                          322                --

        Changes in assets and liabilities:
            Accounts receivable                                                               1,692                (945)
            Inventories                                                                       3,537              (4,721)
            Prepaid expenses and other assets                                                 1,059                (252)
            Accounts payable                                                                 (4,162)               (940)
            Accrued expenses                                                                   (968)              2,176
                                                                                    ---------------     ---------------
                Net cash provided by continuing operations                                   12,547               4,636
                Net cash used in discontinued operations                                       --                  (167)
                                                                                    ---------------     ---------------
          Net cash provided by operating activities                                          12,547               4,469
                                                                                    ---------------     ---------------

Cash flows from investing activities:
     Proceeds from divestitures                                                                --                 8,390
     Net proceeds from assets held for sale                                                   1,329                --
     Capital expenditures                                                                    (3,273)             (2,222)
                                                                                    ---------------     ---------------
          Net cash (used in) provided by investing activities                                (1,944)              6,168
                                                                                    ---------------     ---------------

Cash flows from financing activities:
     Payments of long-term debt and capital lease obligations                               (14,654)             (3,165)
     Proceeds from debt issued                                                                2,800                --
     Payment of stock appreciation rights                                                      --                (7,579)
     Deferred financing costs                                                                  --                  (418)
     Member contributions                                                                      --                 7,111
     Member withdrawals                                                                        (906)             (2,460)
                                                                                    ---------------     ---------------
         Net cash used in financing activities                                              (12,760)             (6,511)
                                                                                    ---------------     ---------------
Net (decrease) increase in cash and cash equivalents                                         (2,157)              4,126
Cash and cash equivalents, beginning of period                                                3,775               4,171
                                                                                    ---------------     ---------------
Cash and cash equivalents, end of period                                            $         1,618     $         8,297
                                                                                    ===============     ===============

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

Acme Electric Corporation

On November 21, 2000, the Company acquired all of the outstanding shares of Acme for a purchase price of approximately $47.3 million and assumed liabilities of approximately $24.2 million. In conjunction with the acquisition, the Company repaid approximately $10.4 million of Acme's outstanding long-term debt out of the approximately $24.2 million of assumed liabilities. The Company recorded the estimated excess purchase price over net assets acquired of approximately $28.9 million as goodwill. The Company ascribed a thirty-five year useful life to the goodwill.

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

Based on the strength of the operating performance of Aerospace, which management believes is sustainable, on September 1, 2001, the Company decided to retain rather than divest Aerospace. On that date and in accordance with EITF 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to be Sold," the Company reallocated the purchase price of Acme as if Aerospace had never been held for sale and recorded a cumulative adjustment for the results of operations of Aerospace from the date of acquisition through May 31, 2001 of $721,000 comprised of the following:

                                                                                               (In thousands)
        Net sales                                                                             $         4,988
        Cost of goods sold (including depreciation of $75)                                              3,367
                                                                                              ---------------
                 Gross profit                                                                           1,621

        Selling, general and administrative expenses (including depreciation of $33)                      900
                                                                                              ---------------
                 Income from operations                                                       $           721
                                                                                              ===============

For the nine months ended September 30, 2001, the assets held for sale of Electronics provided cash of approximately $1.3 million. The Company is currently evaluating two potential transactions related to Electronics divestiture. The Company anticipates completing the divestiture of Electronics during November 2001.

As part of the Company's plan of integrating Acme into its existing operations, the Company accrued approximately $2.0 million of severance costs and $290,000 of lease exit costs related to the closing Acme's corporate office, of which $1.1 million of severance payments were made against the severance accrual and no payments were made against the lease exit cost accrual through September 30, 2001. The Company closed the Acme corporate office on October 31, 2001. The amount of assets held for sale and the accrued costs represent significant estimates and are subject to change based on actual results.

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

In April 2000, the Company consummated the sale of Heart and Cruising. The Company received approximately $9.0 million in proceeds before any transaction related expenses. Of the $9.0 million proceeds received, $600,000 was placed in escrow in accordance with the agreement. The Company recorded a loss on disposal of Heart and Cruising of approximately $3.3 million at September 30, 2000. To the extent that cash is released from escrow, which is to terminate in April 2002, such funds will be recorded as a gain at that time. In July 2001, the Company received notice of a claim against the escrow, the merits of which the Company is currently investigating at this time.

The Company sold its interest in Mastervolt on December 29, 2000 for approximately $2.3 million before related expenses and recorded a loss on the disposal of approximately $525,000.

The summary of the operations of the power inverter business for the nine and three months ended September 30, 2000:

(In thousands)                                                    Nine Months ended       Three Months ended
                                                                    September 30,            September 30,
                                                                        2000                     2000
                                                                --------------------     --------------------
Net sales                                                       $              6,573     $               --
                                                                ====================     ====================

Loss from operations of the inverter business                                   (234)                     (26)
Loss on disposal of Heart and Cruising                                        (3,317)                    --
                                                                --------------------     --------------------
Net loss of discontinued operations                             $             (3,551)    $                (26)
                                                                ====================     ====================

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

The Company evaluates performance and allocates resources based on profit or loss from operations before interest, taxes and depreciation and amortization ("EBITDA"). In its calculation of EBITDA, certain charges that management determines as non-recurring are excluded. Segment information for the nine and three months ended September 30, 2001 and 2000 is as follows:

(In thousands)                                                                                  Mechanical
                                                                            Electrical          Engineered
                                                                            Components          Components             Total
                                                                          ---------------     ---------------     ---------------
Nine months ended September 30, 2001:
   Net sales from external customers                                      $        90,623     $        56,771     $       147,394
   Intersegment net sales                                                            --                   106                 106
   Segment profit - EBITDA                                                         15,741              16,456              32,197
   Segment assets                                                                 121,131             102,920             224,051
   Depreciation and amortization                                                    2,096               3,109               5,205

Nine months ended September 30, 2000:
   Net sales from external customers                                      $        50,174     $        66,855     $       117,029
   Intersegment net sales                                                            --                   140                 140
   Segment profit - EBITDA                                                         11,051              21,992              33,043
   Segment assets                                                                  53,014             107,602             160,616
   Depreciation and amortization                                                    1,554               3,413               4,967

Three months ended September 30, 2001:
   Net sales from external customers                                      $        29,728     $        16,798     $        46,526
   Intersegment net sales                                                            --                    55                  55
   Segment profit - EBITDA                                                          5,120               4,957              10,077
   Segment assets                                                                 121,131             102,920             224,051
   Depreciation and amortization                                                      717               1,040               1,757

Three months ended September 30, 2000:
   Net sales from external customers                                      $        15,170     $        21,376     $        36,546
   Intersegment net sales                                                            --                    22                  22
   Segment profit - EBITDA                                                          3,345               7,080              10,425
   Segment assets                                                                  53,014             107,602             160,616
   Depreciation and amortization                                                      515               1,130               1,645

December 31, 2000:
   Segment assets                                                         $       116,749     $       108,883     $       225,632

Reconciliation of Selected Segment Information to the Company's Consolidated
Totals:

(In thousands)                                          Nine Months Ended September 30,         Three Months Ended September 30,
                                                      -----------------------------------     -----------------------------------
                                                           2001                2000                2001                2000
                                                      ---------------     ---------------     ---------------     ---------------
Profit or loss:
  Total profit from reportable segments               $        32,197     $        33,043     $        10,077     $        10,425
  Reconciling items:
     Corporate expenses                                        (3,403)             (1,317)             (1,092)               (326)
     Depreciation and amortization                             (6,262)             (4,927)             (2,087)             (1,579)
     Interest expense                                         (13,030)            (11,068)             (3,901)             (3,749)
     Management fee                                              (935)               (841)               (303)               (306)
     Non-recurring expenses                                      (266)             (9,766)                (69)               (650)
                                                      ---------------     ---------------     ---------------     ---------------
Total consolidated income before taxes                $         8,301     $         5,124     $         2,625     $         3,815
                                                      ===============     ===============     ===============     ===============

                                                       September 30,       December 31,
                                                            2001               2000
                                                      ---------------     ---------------
Assets:
   Total assets for reportable segments               $       224,051     $       225,632
   Corporate assets                                             8,179              11,076
   Assets held for sale                                         2,000               9,842
                                                      ---------------     ---------------
 Total consolidated assets                            $       234,230     $       246,550
                                                      ===============     ===============


AWAITING SUB DATA.                                      Nine Months Ended September 30,        Three Months Ended September 30,
                                                      -----------------------------------     -----------------------------------
Geographical Sales Information:                            2001                2000                2001                2000
                                                      ---------------     ---------------     ---------------     ---------------

  United States                                       $       130,494     $       102,657     $        39,802     $        29,918
  Canada                                                        2,908               3,886                 930               1,567
  China                                                         2,787                 932                 857                 317
  England                                                       2,605               2,237               1,028                 908
  Mexico                                                        2,221               1,174                 435                 360
  Other                                                         6,379               6,143               3,474               3,476
                                                      ---------------     ---------------     ---------------     ---------------
Total                                                 $       147,394     $       117,029     $        46,526     $        36,546
                                                      ===============     ===============     ===============     ===============

4.   Inventories

Inventories consist of the following:

                                                       September 30,       December 31,
(In thousands)                                              2001               2000
                                                      ---------------     ---------------
Raw materials                                         $        17,851     $        17,070
Work-in-process                                                 8,435               7,857
Finished goods                                                  7,860              10,410
                                                      ---------------     ---------------
  Total inventory                                     $        34,146     $        35,337
                                                      ===============     ===============


5. Provision for Income Taxes

For the nine months ended September 30, 2001, the Company's provision for income taxes primarily relates to the federal and state income taxes of its sole member, KCI. Deferred income taxes have been recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at year-end. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amounts expected to be realized.

For the nine and three months ended September 30, 2000, the Company's provision for income taxes related primarily to Guest, which was not converted to limited liability company ("LLC") status during 1999. Through May 22, 2000, no provision for taxes on the consolidated income of the Company was recorded, other than for the income of Guest and certain state taxes, due to the LLC status of the remainder of the entities comprising the Company, which required the members of the Company to be responsible for the taxes due on the income of the Company. Prior to May 22, 2000, KCI, the majority member of KCLLC, was an S corporation, which required the shareholders of KCI to be personally responsible for the taxes on the income of KCLLC and subsidiaries that was allocated to KCI. On May 22, 2000, the S corporation status of KCI terminated and KCI became a C corporation for tax reporting purposes. Upon conversion to a C corporation KCI became responsible for taxes on its income. Beginning May 23, 2000 the tax provision provides for the tax liabilities incurred by KCI.


6.  Member's Equity

In May 2001, the Company's sole member, KCI, made a capital withdrawal of approximately $906,000. The capital withdrawal was used to repurchase the shareholder interest in KCI of an employee who was no longer employed by the Company.

7.  New Accounting Pronouncements

On January 1, 2001, the Company adopted Financial Accounting Standard ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement did not have a material impact on the Company's consolidated financial statements.

In September 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Goodwill amortization for the nine and three months ended September 30, 2001 was approximately $2.5 million and $824,000, respectively. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect, if any, that these tests will have on the earnings and financial position of the Company.

In October 2001, FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 provides guidance on the accounting for long-lived assets to be held and used and for assets to be disposed of through sale or other means. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of FAS 144 to have a material impact on the earnings or financial position of the Company.

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

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000

Net Sales: Net sales increased by approximately $30.4 million, or 25.9%, from approximately $117.0 million for the nine months ended September 30, 2000 to approximately $147.4 million for the nine months ended September 30, 2001. Net sales of the EC business increased by approximately $40.4 million, or 80.6%, from approximately $50.2 million for the nine months ended September 30, 2000 to approximately $90.6 million for the nine months ended September 30, 2001. Net sales of the MEC business decreased by approximately $10.1 million, or 15.1%, from approximately $66.9 million for the nine months ended September 30, 2000 to approximately $56.8 million for the nine months ended September 30, 2001.

The growth within the EC business was primarily due to the inclusion of the results of operations of the transformer product line for the nine months ended September 30, 2001. The transformer product line, which contributed approximately $39.3 million in revenues during the nine months ended September 30, 2001, was acquired in November 2000 when the Company completed the acquisition of Acme Electric Corporation ("Acme").

The decrease in net sales in the MEC business is primarily related to the decline in sales of the Company's lock and turbocharger product lines, as compared to the nine months ended September 30, 2000, which were impacted by the downturn in the domestic economy that resulted in a reduction in customer demand.

Gross Profit: Gross profit increased by approximately $5.0 million, or 10.0%, from approximately $49.5 million for the nine months ended September 30, 2000 to approximately $54.5 million for the nine months ended September 30, 2001. Gross profit for the EC business increased by approximately $10.5 million, or 47.3%, from approximately $22.2 million for the nine months ended September 30, 2000 to approximately $32.8 million for the nine months ended September 30, 2001. Gross profit for the MEC business decreased by approximately $5.6 million, or 20.5%, from approximately $27.3 million for the nine months ended September 30, 2000 to approximately $21.7 million for the nine months ended September 30, 2001.

Gross profit, as a percentage of net sales, decreased 5.3%, from 42.3% for the nine months ended September 30, 2000 to 37.0% for the nine months ended September 30, 2001. Gross profit, as a percentage of net sales, for the EC business decreased 8.1%, from 44.3% for the nine months ended September 30, 2000 to 36.2% for the nine months ended September 30, 2001. Gross profit, as a percentage of net sales, for the MEC business decreased 2.6%, from 40.8% for the nine months ended September 30, 2000 to 38.2% for the nine months ended September 30, 2001.

The increase in the Company's gross profit as well as the gross profit of the EC business is primarily related to the inclusion of the results of operations of the transformer product line, which was acquired in November 2000 as part of the acquisition of Acme. The transformer product line contributed approximately $11.6 million in gross profit for the nine months ended September 30, 2001. This increase was partially offset by an approximate $3.0 million decline in gross profit from the specialty electrical components product line of the EC business for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decline in gross profit of the specialty electrical components product line was primarily driven by a decline in sales due to the recession in the domestic economy. The decline in gross profit of the MEC business is primarily due to the decline in sales in the MEC business for the nine months ended September 30, 2001.

The decrease in gross profit as a percentage of the EC business was primarily the result of the inclusion of the transformer product line in the results of the EC business for the nine months ended September 30, 2001. The transformer product line's gross margin profile is one that is lower than the margins experienced by the remainder of the product lines of the EC business. The decrease in gross profit percentage of the MEC business is primarily related to product mix.

Selling, General and Administrative ("SG&A") Expenses: SG&A expenses increased by approximately $10.0 million, or 41.8%, from approximately $24.0 million for the nine months ended September 30, 2000 to approximately $34.1 million for the nine months ended September 30, 2001. SG&A expenses for the EC business increased by approximately $7.5 million, or 58.5%, from approximately $12.8 million for the nine months ended September 30, 2000 to approximately $20.2 million for the nine months ended September 30, 2001. SG&A expenses for the MEC business decreased by approximately $447,000, or 5.1%, from approximately $8.8 million for the nine months ended September 30, 2000 to approximately $8.4 million for the nine months ended September 30, 2001.

SG&A expenses, as a percentage of net sales, increased by 2.6%, from 20.5% for the nine months ended September 30, 2000 to 23.1% for the nine months ended September 30, 2001. SG&A expenses, as a percentage of net sales, for the EC business decreased by 3.1%, from 25.4% for the nine months ended September 30, 2000 to 22.3% for the nine months ended September 30, 2001. SG&A expenses, as a percentage of net sales, for the MEC business increased by 1.5%, from 13.2% for the nine months ended September 30, 2000 to 14.7% for the nine months ended September 30, 2001.

The increase in SG&A expenses for the nine months ended September 30, 2001 is primarily related to the acquisition of Acme, which resulted in the Company integrating the transformer and aerospace product lines of Acme into the EC business. The transformer product line added approximately $7.8 million of SG&A expenses for the nine months ended September 30, 2001. In addition, through September 30, 2001, the corporate office of Acme was providing support to the transformer and aerospace product lines as well as to the electronics division of Acme that is currently held for sale. The operations of the corporate office of Acme resulted in approximately $2.1 million in SG&A expenses for nine months ended September 30, 2001. The Company also recorded approximately $576,000 of amortization expense for the nine months ended September 30, 2001 related to goodwill amortization resulting from the purchase of Acme. The Company closed the corporate office of Acme on October 31, 2001. Upon the close of the Acme corporate office all remaining related expenses of that office terminated. However, on a pro forma comparative basis, assuming the effect of the Acme acquisition was reflected in the prior year numbers, exclusive of the impact of the corporate office of Acme, all the product lines, except for the Company's Utility product line, which has experienced top line growth over the nine months ended September 30, 2000, have experienced a reduction in operating expense levels for the nine months ended September 30, 2001.

The increase in SG&A expenses and decrease in the SG&A expenses as a percentage of net sales for the EC business are primarily related to the inclusion of the results of operations of the transformer product line. As a percentage of sales, the transformer product line is supported at an expense level that is lower than the remainder of the EC business.

SAR Valuation Compensation and other: For the nine months ended September 30, 2000, the Company recorded a charge of approximately $1.9 million related to outstanding stock appreciation rights. The stock appreciation rights ("SAR's") were issued in conjunction with the Valley Forge Corporation ("VFC") acquisition, which was completed in January 1999, in lieu of cash consideration for the purchase of equity held by VFC line management who continued with the Company. The Company was required to report any change in the valuation of the SAR's as a charge against earnings. In connection with the Recapitalization (see Liquidity and Capital Resources), the SARs were exercised and the holders of the SARs purchased Key Components, Inc. ("KCI") Common Stock with a substantial portion of the after-tax proceeds of such exercise.

Acme Aerospace Division Cumulative Adjustment: Based on the strength of the operating performance of the aerospace business of Acme ("Aerospace"), which management believes is sustainable, on September 1, 2001, the Company decided to retain rather than divest Aerospace, which had been previously held for sale. On that date and in accordance with EITF 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to be Sold", the Company reallocated the purchase price as if Aerospace had never been held for sale and recorded a cumulative adjustment for the results of operations of Aerospace from the date of acquisition through May 31, 2001 of $721,000 which had been excluded from the results of operations of the Company and had been included in goodwill.

Income from Operations: Income from operations decreased approximately $2.5 million, or 10.6%, from approximately $23.6 million for the nine months ended September 30, 2000 to approximately $21.1 million for the nine months ended September 30, 2001. This decrease is the result of the increase in gross profit of approximately $5.0 million; offset by the net increase in SG&A and other expenses (income) of approximately $7.5 million for the reasons discussed above.

Recapitalization fees: In connection with the Recapitalization (see Liquidity and Capital Resources) consummated in May 2000, the Company incurred approximately $7.8 million of transaction fees during the nine months ended September 30, 2000.

Interest Expense: Interest expense increased by approximately $2.0 million, or 17.7%, from approximately $11.1 million for the nine months ended September 30, 2000 to approximately $13.0 million for the nine months ended September 30, 2001. This increase is primarily due to higher levels of outstanding borrowings during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, primarily due to the additional borrowings used to finance the acquisition of Acme in November 2000 (see Liquidity and Capital Resources below). The impact of the higher debt levels, however, has been partially offset by the reduced rates of interest charged on the outstanding principal on the term loan and revolving credit facility due to declining interest rates of the past nine months.

Provision for Income Taxes: The provision for income taxes increased by approximately $1.1 million, or 34.9%, from approximately $3.2 million for the nine months ended September 30, 2000 to approximately $4.4 million for the nine months ended September 30, 2001. The effective rate for the nine months ended September 30, 2001 was approximately 52.7%, which is lower than the effective rate for the nine months September 30, 2000 primarily due to the change in tax status of the Company during 2000 as discussed in footnote 5 to the consolidated financial statements.

Income from continuing operations: Income from continuing operations increased by approximately $2.0 million, from approximately $1.9 million for the nine months ended September 30, 2000 to approximately $3.9 million for the nine months ended September 30, 2001. This increase is the result of the decrease in Recapitalization fees of approximately $7.8 million offset by the sum of a decrease in income from operations of approximately $2.5 million, an increase in interest expense of approximately $2.0 million, a decrease in other income of $190,000 and an increase in the provision for income taxes of approximately $1.1 million, due to the factors discussed above.

Loss from discontinued operations: Loss from discontinued operations was approximately $3.6 million for the nine months ended September 30, 2000. In April 2000, the Company consummated the sale of Heart Interface Corporation ("Heart") and Cruising Equipment Company ("Cruising"). The Company received approximately $9.0 million in proceeds before any transaction related expenses. Of the $9.0 million of proceeds, $600,000 was placed in escrow in accordance with the agreement. The Company recorded a loss on disposal of Heart and Cruising of approximately $3.3 million. To the extent that cash is released from the escrow, which is to terminate in April 2002, such funds will be recorded as a gain at that time. In July 2001, the Company received notice of a claim against the escrow, the merits of which the Company is currently investigating.

Net Income (loss): Net income increased by approximately $5.6 million, or 335.7%, from a net loss of approximately $1.7 million for the nine months ended September 30, 2000 to net income of approximately $3.9 million for the nine months ended September 30, 2001. The increase is the result of the sum of an increase in income from continuing operations of approximately $2.0 million and a decrease in loss from discontinued operations of approximately $3.6 million, as discussed above.

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000

Net Sales: Net sales increased by approximately $10.0 million, or 27.3%, from approximately $36.5 million for the three months ended September 30, 2000 to approximately $46.5 million for the three months ended September 30, 2001. Net sales of the EC business increased by approximately $14.6 million, or 96.0%, from approximately $15.2 million for the three months ended September 30, 2000 to approximately $29.7 million for the three months ended September 30, 2001. Net sales of the MEC business decreased by approximately $4.6 million, or 21.4%, from approximately $21.4 million for the three months ended September 30, 2000 to approximately $16.8 million for the three months ended September 30, 2001.

The growth within the EC business was primarily due to the inclusion of the results of operations of the transformer product line for the three months ended September 30, 2001. The transformer product line, which contributed approximately $12.1 million in revenues during the three months ended September 30, 2001, was acquired in November 2000 when the Company completed the acquisition of Acme Electric Corporation ("Acme").

The decrease in net sales in the MEC business is primarily related to the decline in sales of the Company's lock product line, which has been impacted by the downturn in the domestic economy and experienced a further decline during September 2001 as demand fell sharply after the tragic events of September 11, 2001.

Gross Profit: Gross profit increased by approximately $2.1 million, or 13.7%, from approximately $15.4 million for the three months ended September 30, 2000 to approximately $17.5 million for the three months ended September 30, 2001. Gross profit for the EC business increased by approximately $4.3 million, or 63.6%, from approximately $6.8 million for the three months ended September 30, 2000 to approximately $11.1 million for the three months ended September 30, 2001. Gross profit for the MEC business decreased by approximately $2.2 million, or 25.3%, from approximately $8.7 million for the three months ended September 30, 2000 to approximately $6.5 million for the three months ended September 30, 2001.

Gross profit, as a percentage of net sales, decreased 4.5%, from 42.2% for the three months ended September 30, 2000 to 37.7% for the three months ended September 30, 2001. Gross profit, as a percentage of net sales, for the EC business decreased 7.4%, from 44.6% for the three months ended September 30, 2000 to 37.2% for the three months ended September 30, 2001. Gross profit, as a percentage of net sales, for the MEC business decreased 2.0%, from 40.6% for the three months ended September 30, 2000 to 38.6% for the three months ended September 30, 2001.

The increase in gross profit of the Company and the gross profit of the EC business for the three months ended September 30, 2001 is primarily related to the inclusion of the results of operations of the transformer product line, which was acquired in November 2000 as part of the acquisition of Acme. The transformer product line contributed approximately $3.8 million in gross profit for the three months ended September 30, 2001. The decline in gross profit of the MEC business is primarily due to the decline in sales of the Lock product line for the three months ended September 30, 2001.

The decrease in gross profit as a percentage of the EC business was primarily the result of the inclusion of the transformer product line in the results of the EC business for the three months ended September 30, 2001. The transformer product line's gross margin profile is one that is lower than the margins experienced by the remainder of the product lines of the EC business. The decrease in gross profit percentage of the MEC business for the three months ended September 30, 2001 is primarily related to product mix.

Selling, General and Administrative ("SG&A") Expenses: SG&A expenses increased by approximately $3.7 million, or 49.4%, from approximately $7.4 million for the three months ended September 30, 2000 to approximately $11.1 million for the three months ended September 30, 2001. SG&A expenses for the EC business increased by approximately $2.8 million, or 71.3%, from approximately $3.9 million for the three months ended September 30, 2000 to approximately $6.7 million for the three months ended September 30, 2001. SG&A expenses for the MEC business decreased by approximately $176,000, or 6.4%, from approximately $2.7 million for the three months ended September 30, 2000 to approximately $2.6 million for the three months ended September 30, 2001.

SG&A expenses, as a percentage of net sales, increased by 3.6%, from 20.2% for the three months ended September 30, 2000 to 23.8% for the three months ended September 30, 2001. SG&A expenses, as a percentage of net sales, for the EC business decreased by 3.3%, from 25.9% for the three months ended September 30, 2000 to 22.6% for the three months ended September 30, 2001. SG&A expenses, as a percentage of net sales, for the MEC business increased by 2.5%, from 12.8% for the three months ended September 30, 2000 to 15.3% for the three months ended September 30, 2001.

The increase in SG&A expenses for the three months ended September 30, 2001 is primarily related to the acquisition of Acme, which resulted in the Company integrating the transformer and aerospace product lines of Acme into the EC business. The transformer product line added approximately $2.8 million of SG&A expenses for the three months ended September 30, 2001. In addition, through September 30, 2001, the corporate office of Acme was providing support to the transformer and aerospace product lines as well as to the electronics division of Acme that is currently held for sale. The operations of the corporate office of Acme resulted in approximately $405,000 in SG&A expenses for three months ended September 30, 2001. The Company also recorded approximately $178,000 of amortization expense for the three months ended September 30, 2001 related to goodwill amortization resulting from the purchase of Acme. The corporate office of Acme was closed on October 31, 2001 at which time all remaining related expenses of that office terminated. However, on a pro forma comparative basis, assuming the effect of the Acme acquisition was reflected in the prior year numbers, exclusive of the impact of the corporate office of Acme, all the product lines, except for the Company's Utility and Aerospace product lines, which have experienced top line growth over the three months ended September 30, 2000, have experienced a reduction in operating expense levels for the three months ended September 30, 2001.

The increase in SG&A expenses and decrease in the SG&A expenses as a percentage of net sales for the EC business are primarily related to the inclusion of the results of operations of the transformer product line. The transformer product line is supported at an expense level that is lower than the remainder of the EC business. The increase in SG&A expenses as a percentage of sales of the MEC business is a result of the lower sales volume during 2001.

Income from Operations: Income from operations decreased by approximately $1.5 million, or 18.8%, from approximately $7.9 million for the three months ended September 30, 2000 to approximately $6.4 million for the three months ended September 30, 2001. This decrease is the result of the increase in gross profit of approximately $2.1 million, offset by net increase in SG&A and other expenses of approximately $3.6 million for the reasons discussed above.

Recapitalization fees: In connection with the Recapitalization (see Liquidity and Capital Resources) consummated in May 2000, the Company incurred approximately $525,000 of transaction fees during the three months ended September 30, 2000.

Interest Expense: Interest expense increased by approximately $152,000, or 4.1%, from approximately $3.7 million for the three months ended September 30, 2000 to approximately $3.9 million for the three months ended September 30, 2001. This increase is primarily due to higher levels of outstanding borrowings during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000, primarily due to the additional borrowings used to finance the acquisition of Acme in November 2000 (see Liquidity and Capital Resources below). The impact of the higher debt levels, however, was mostly offset by the reduced rates of interest charged on the outstanding principal on the term loan and revolving credit facility as compared to the three months ended 9/30/01.

Provision for Income Taxes: The provision for income taxes decreased by approximately $442,000, or 20.0%, from approximately $2.2 million for the three months ended September 30, 2000 to approximately $1.8 million for the three months ended September 30, 2001. This decrease is primarily related to the lower income for the three months ended September 30, 2001.

Income from continuing operations: Income from continuing operations decreased by approximately $748,000, or 46.7%, from approximately $1.6 million for the three months ended September 30, 2000 to $853,000 for the three months ended September 30, 2001. This decrease is mostly the result of the sum of a decrease in income from operations of approximately $1.5 million and the decrease in Recapitalization fees of approximately $525,000 due to the factors discussed above.

Loss from discontinued operations: Loss from discontinued operations related to the Company's former inverter business was approximately $26,000 for the three months ended September 30, 2000. In April 2000, the Company consummated the sale of Heart and Cruising who were in the business of the sale and manufacture of power inverters. As part of the sale transaction $600,000 was placed in escrow in accordance with the agreement. To the extent that cash is released from escrow, which is to terminate in April 2002, such funds will be recorded as a gain at that time. In July 2001, the Company received notice of a claim against the escrow, the merits of which the Company is currently investigating.

Net Income: As a result of the factors discussed above impacting income from continuing operations, net income decreased by approximately $722,000, or 45.8%, from approximately $1.6 million for the three months ended September 30, 2000 to approximately $853,000 for the three months ended September 30, 2001.

Liquidity and Capital Resources

The Company has historically generated funds from its operations and its working capital requirements generally have not materially fluctuated from quarter to quarter. The Company's other main sources of liquidity have historically been the Company's $80 million of unsecured 10.5% senior notes due 2008 and its outstanding credit facilities. In November 2000, the Company closed on a new credit facility, which replaced the Company's previous credit facility. The new credit facility provides for a six-year $40 million revolving credit facility and a six-year $100 million term loan facility. The new credit agreement, guaranteed by the Company's subsidiaries and KCI, is collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property. There were no amounts outstanding under the revolving credit facility at September 30, 2001. The term loan is payable in quarterly installments through September 2006. Both the term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate or the London interbank offered rate ("LIBOR") plus an applicable margin which will vary from 1.0% to 2.75% and require the payment of a commitment fee of 0.50% on the unused portion of the facility as well as quarterly commitment fees. The credit facility also allows for up to $5.0 million of outstanding letters of credit. In addition, the new credit agreement contains certain covenants and restrictions which require the maintenance of financial ratios, and restrict or limit dividends and other shareholder distributions, transactions with affiliates, capital expenditures, rental obligations and the incurrence of indebtedness. At September 30, 2001, the Company was in compliance with the covenants of the credit agreement. The Company used the proceeds from the new credit facility to repay the previous borrowing facility as well as finance the acquisition of Acme.

The Company's remaining liquidity demands will be for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's senior notes require semiannual interest payments on the outstanding principal. The term loan requires quarterly principal payments. Principal payments for the next 12 months will be approximately $7.5 million. Under the revolving credit facility and term loan, the Company has the option to lock in a specified interest rate by entering into a contract, for different periods, which cannot exceed 180 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. As of September 30, 2001, the Company had no outstanding commitments for capital expenditures and anticipates capital expenditures of approximately $300,000 for the balance of calendar year 2001. The expenditures are primarily needed to maintain its facilities and in certain cases, expand its production capacity in order to take advantage of profitable market opportunities. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility.

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

Effective upon the consummation of the Recapitalization, Kelso owns all of the Preferred Stock. The Preferred Stock is not entitled to vote for the election of directors but is entitled to designate two members of KCI's seven member Board of Directors. In addition, the Preferred Stock has certain approval rights and is convertible into Common Stock at the holder's option (upon conversion the Preferred Stock would constitute over 60% of the total outstanding common equity of KCI on a fully diluted basis). The Preferred Stock has a liquidation preference equal to its purchase price plus accrued dividends, bears a 1% annual dividend payable in kind and is redeemable at the option of the holder after June 2, 2009. All of the outstanding Common Stock and options to purchase Common Stock of KCI continue to be held by parties that held such securities prior to the Recapitalization and by the parties who purchased Common Stock with the after-tax proceeds from the exercise of their SARs. The aggregate purchase price of the Preferred Stock paid by Kelso was approximately $105.0 million of which approximately $4.1 million was paid to KCI. The Company paid fees in connection with the Recapitalization of $7.3 million during the nine months ended September 30, 2000. All proceeds received by KCI from the Recapitalization were contributed to KCLLC for additional membership interest.

Cash flows provided by operating activities was approximately $12.6 million and $4.5 million for the nine months ended September 30, 2001 and 2000, respectively. The net increase of $8.1 million from the nine months ended September 30, 2000 in cash provided by operating activities primarily relates to an increase in net income and non-cash charges of approximately $2.1 million plus a net decrease in accounts receivable and inventories of approximately $2.6 million and $8.3 million, respectively, offset by a net decrease in accounts payable and accrued expenses and other liabilities of approximately $3.2 million and $4.0 million, respectively. The increase in net income and non-cash charges is primarily related to the increase in net income, which increased approximately $5.6 million during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000. The increase in net income was the result of the factors discussed above. Heightened focus on reducing the Company's working capital account levels (accounts receivable and inventory) as well as the downturn in the Company's business drove the net decreases in accounts receivable and inventory. The net decrease in accounts payable was principally due to the downturn in the Company's business. The reduction in accrued expenses and other liabilities is primarily related to reduced interest expense accruals associated with the timing of the underlying LIBOR contracts covering the Company's outstanding term borrowings as well as payment of severance costs accrued in connection with the acquisition of Acme Electric Corporation.

Cash flows used in investing activities was approximately $1.9 million during the nine months ended September 30, 2001 and provided cash of approximately $6.2 million for the nine months ended September 30, 2000. The decrease in cash provided by investing activities is primarily related to proceeds of approximately $8.4 million that the Company realized during the nine months ended September 30, 2000 from the sale of Heart and Cruising. For the nine months ended September 30, 2001, the assets held for sale provided net cash of approximately $1.3 million. Capital expenditures for the nine months ended September 30, 2001 and 2000 were approximately $3.3 million and $2.2 million, respectively.

Cash flows used in financing activities was approximately $12.8 million and $6.5 million during the nine months ended September 30, 2001 and 2000, respectively. The $6.3 million net increase in cash used by financing activities is primarily attributable to net principal payments during the nine months ended September 30, 2001 of approximately $11.9 million relating to outstanding amounts under the Company's current revolving and term loan agreement. During the nine months ended September 30, 2000, the Company paid approximately $3.2 million of long-term debt, primarily related to payment on its outstanding term loan. The Company also received proceeds from capital contributions of approximately $7.1 million during the nine months ended September 30, 2000 in connection with the Recapitalization. During the nine months ended September 30, 2001 and 2000 the Company paid member withdrawals of approximately $906,000 and $2.5 million, respectively. The member distribution during the nine months ended September 30, 2001 was used by KCI to repurchase a shareholder interest of an employee who had left the Company. The member withdrawals during the nine months ended September 30, 2000 primarily related to member tax distributions. In connection with the divestitures of Glendinning Marine Products, Inc, Heart and Cruising, the Company paid, during the nine months ended September 30, 2000, approximately $420,000 related to outstanding vested SARs with certain members of operating management of these divestitures. In connection with the Recapitalization, the Company paid approximately $7.2 million to the holders of the Company's SARs, who had exercised all their outstanding SARs and purchased KCI Common Stock with a substantial portion of their after-tax proceeds from the exercise.

Management believes that the Company's cash flow from operations, together with its borrowing availability under its existing credit facilities, will be adequate to meet its anticipated capital requirements for the foreseeable future.

Inflation

Inflation has not been material to the Company's net sales or income from continuing operations for the periods presented.

Backlog

The Company's backlog of orders as of September 30, 2001 was approximately $46.8 million. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A substantial portion of the Company's sales have a three-to-eight-week lead time and, therefore, only a small number of orders, in proportion to the annual sales of the Company, are in backlog at any point in time. In addition, customers can generally cancel purchase orders at any time without penalty.

New Accounting Pronouncements

On January 1, 2001, the Company adopted Financial Accounting Standard ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement did not have a material impact on the Company's consolidated financial statements.

In September 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Goodwill amortization for the nine and three months ended September 30, 2001 was approximately $2.5 million and $824,000, respectively. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect, if any, that these tests will have on the earnings and financial position of the Company.

In October 2001, FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 provides guidance on the accounting for long-lived assets to be held and used and for assets to be disposed of through sale or other means. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of FAS 144 to have a material impact on the earnings or financial position of the Company.


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

Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

The Company's primary exposure to market risk is related to the variability in interest rates associated with the Company's outstanding term loan and the $40.0 million revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the agent's base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the credit agreement. The $90.0 million of outstanding borrowings under the term loan and revolving credit facility as of September 30, 2001 are locked in at approximately 4.6% until the beginning of December 2001, when the underlying LIBOR contract is up for renewal.

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

                                               KEY COMPONENTS, LLC


Date: November 12, 2001                        By: /s/ Clay B. Lifflander
                                                   ------------------------
                                                   Clay B. Lifflander
                                                   Chief Executive Officer


Date: November 12, 2001                        By: /s/ Robert. B. Kay
                                                   ------------------------
                                                   Robert B. Kay
                                                   President


Date: November 12, 2001                        By: /s/ Keith A. McGowan
                                                   ------------------------
                                                   Keith A. McGowan
                                                   Chief Financial Officer




                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               KEY COMPONENTS FINANCE CORP.


Date: November 12, 2001                        By: /s/ Clay B. Lifflander
                                                   ------------------------
                                                   Clay B. Lifflander
                                                   Chief Executive Officer


Date: November 12, 2001                        By: /s/ Robert. B. Kay
                                                   ------------------------
                                                   Robert B. Kay
                                                   President

Date: November 12, 2001                        By: /s/ Keith A. McGowan
                                                   ------------------------
                                                   Keith A. McGowan
                                                   Chief Financial Officer