Form 10-K
period 2001-12-31
KEY COMPONENTS LLC
filed 2002-02-26
CIK 1065418

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

         For the fiscal year ended December 31, 2001

                                       OR
|_| TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                        Commission File Number: 333-58675

                               KEY COMPONENTS, LLC
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                        04-3425424
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

200 White Plains Road, Tarrytown, New York                   10591
------------------------------------------    --------------------------------
 (Address of Principal Executive Offices)                  (Zip Code)

                                 (914) 332-8088
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

                        Commission File Number: 333-58675

                          KEY COMPONENTS FINANCE CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                      14-180594
-------------------------------           ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

200 White Plains Road, Tarrytown, New York                 10591
------------------------------------------     --------------------------------
 (Address of Principal Executive Offices)               (Zip Code)

                                 (914) 332-8088
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. |_|

         At February 22, 2002, the membership interests in Key Components, LLC were owned by Key Components, Inc., a privately-held New York corporation. All of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

Documents Incorporated by Reference: None

                                     PART I

Key Components LLC ("KCLLC"), a Delaware limited liability corporation, is the parent holding company for its wholly owned subsidiaries, including Key Components Finance Corp. ("Finance Corp."). KCLLC, together with such subsidiaries, including Finance Corp., are collectively referred to herein as the "Company." Key Components, Inc. ("KCI"), a New York corporation, is the sole member of KCLLC. KCI has no other assets other than its interest in KCLLC and has no operations. Accordingly, any transactions of KCI or obligations related to KCI are reflected in the consolidated financials statements of the Company and are reflected in the disclosures in this Form 10-K.

Item 1. Business

KCLLC, a Delaware limited liability corporation organized on May 15, 1998, maintains its principal office at 200 White Plains Road, Tarrytown, New York 10591 and its telephone number is (914) 332-8088.

The Company is a leading manufacturer of custom engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where the Company believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. The Company conducts its operations through its two businesses, its electrical components ("EC") business and its mechanical engineered components ("MEC") business. The EC business product offerings include power conversion products, specialty electrical wiring devices and connectors and high-voltage utility switches which are manufactured by its subsidiaries Acme Electric Corporation ("Acme"), Marine Industries, LLC ("Marinco"), Atlantic Guest, Inc. ("Guest") and Turner Electric, LLC ("Turner"). MEC's product offerings consist primarily of flexible shaft and remote valve control components, turbo-charger components and medium security lock products and accessories, which are manufactured by its subsidiaries Hudson Lock, LLC ("Hudson"), ESP Lock Products, LLC ("ESP"), B.W. Elliott Manufacturing Co., LLC ("BWE") and Gits Manufacturing, LLC ("Gits"). No one customer accounted for more than ten percent of sales of the Company for any of the three years ended December 31, 2001. For the years ended December 31, 2001 and 2000, four customers, who are subsidiaries of one company accounted for approximately 13% and 12%, respectively, of the MEC business.

Acquisition History

The 1992 acquisition of BWE began the acquisition program of the Company to acquire small to medium size manufacturers of essential niche components for use in various OEM customer products. In 1993, the Company acquired the flexible shaft division of Stow Manufacturing Company, Inc., as a consolidation opportunity for BWE. During 1997 and 1998, the Company added to the MEC's product offerings with the acquisitions of Hudson and ESP. During 1999, the Company complemented its MEC product offerings and formed its EC business through its acquisition of Valley Forge Corporation ("VFC"). The Company expanded its EC business with the acquisition of Acme for approximately $47.3 million in November 2000 (see Note 2 to the consolidated financial statements contained elsewhere in this Form 10-K).

The Company has historically acquired complementary or related manufacturing businesses and sought to integrate them into existing operations. Following an acquisition, management seeks to rationalize operations, reduce overhead costs, develop additional cross-selling opportunities and establish new customer relationships. As a result of its integration efforts and internal growth, the Company's consolidated net sales have increased from approximately $9.1 million in fiscal year 1992 to approximately $193.8 million for fiscal year 2001.

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

Power Conversion Products

The Company's acquisition of Acme enabled the Company's EC business to enter into the production of power conversion products. Acme's primary products are transformers that range in size from 1/4 KVA (1,000 volts x Amps) to 1,000 KVA. A transformer is an electrical device designed to convert alternating current from one voltage to another. A transformer has no moving parts and is a completely static solid-state device, which insures a long and maintenance-free life under normal operating conditions. It consists, in its simplest form, of two or more wires or foils wound on a laminated steel core. The Company has 1,400 active transformer models, which are sold through two primary sales channels, its wholesale distribution network and by direct sales to OEM's. Sales through the wholesale distribution markets are generally of smaller sized transformer models. Due to the small size of the average order through the wholesale distribution network, the margins achieved are generally higher than those achieved selling to OEM's. In the OEM sales channel, customers are offered custom built products, which generally achieve lower margins as products are price-reduced in anticipation of a higher volume of orders. The Company believes the OEM sales channel will drive the transformer product line's revenue growth. Transformer designs rarely change and most transformers have a long useful life.

Acme operates in a segment of the transformer market estimated by National Electrical Manufacturers Association to be approximately $300 million for the year 2001. This segment is defined as being comprised of dry type transformers which are less than 600 volts and range from 1/4 to 1,000 KVA. The competition in this segment is divided into two tiers: the large switch gear manufacturers who sell transformers as part of a package of products, such as General Electric, Electrical Distribution Products, a division of Schneider Electric ("Square D"), Hammond Manufacturing Inc., Eaton Corporation and Siemens, and transformer specialists, such as Acme, Sola/Heavy-Duty, Jefferson Electric, Inc. and Federal Pacific. Acme supplies products which comprise approximately 15% of the total market, which is approximately one half that of General Electric and Square D's market share but twice that of any other competitor.

In June 2001, the Company determined to retain the aerospace division of Acme as part of the power conversion product line (see Note 2 to the consolidated financial statements elsewhere in this Form 10-K). This expanded the power conversion product line to include battery charger systems and the manufacturing of fibrous nickel cadmium batteries for use in such battery systems, power control systems, power supplies and converters used primarily in aerospace applications. Major customers of this product line include governmental defense manufacturers and OEM aerospace manufacturers. The aerospace aftermarket is an increasing share of the product line's revenues as the quantity of batteries and systems sold by the Company that were designed into OEM applications has grown over the last five years.

Specialty Electrical

Within the SPEC market, the Company's core market niches are the recreational and industrial markets, where the Company sells to both OEM customers and after-market retail customers under brand names such as Marinco, Guest, AFI, Nicro, Park Power, and various private labels. In the recreational marine market, where the Company sells the entire range of its product offerings, the Company specifically targets the blue water/leisure boating and inland fishing/bass boat market segments and has a strong market presence. Customers include OEMs and major after-market distributors. The Company's wiring devices and components are designed to withstand hostile weather and corrosive environments, while remaining easy to install in less than ideal conditions. SPEC products include; (i) weather and corrosion resistant wiring devices, such as ship-to-shore electrical connectors for marine and vehicle-to-outlet connectors for recreational vehicle applications; (ii) onboard "potted" (i.e., completely insulated) battery chargers for outdoor applications including bass boat and other marine applications; and (iii) various accessory products such as plugs, receptacles, electrical switches, solar ventilation products, and boat accessories such as horns, windshield wiper systems, lighting products, and teak accessories. The SPEC product line enjoys a dominant market position in its core market where the Company's brands are highly regarded by both OEM and aftermarket customers. The Company's SPEC product line also has products targeted for industrial applications. The SPEC's market share from sales of these products has grown dramatically since these products were targeted to the industrial marketplace approximately six years ago. The primary product offerings include; (i) onboard "potted" battery chargers for industrial and healthcare applications such as fork and "scissor" lifts, personal mobility carts, and electric wheelchairs; and (ii) specialty wiring devices designed for industrial applications where protection from water, chemicals, dust, or other elements is required. Growth in this market has resulted from the development of customized products for applications such as outdoor power generators, movie and theatrical production, and semiconductor equipment manufacturing.

Electric Utility Components

The Company dominates the design and manufacture of high-voltage switchgear for electric utilities in the power transmission segment of the electric utility industry. While the Company competes in the distribution and substation segments of the electric utility marketplace as well, it is in the transmission segment that enabled the Company to secure its position over time through superior quality and service, while creating high barriers to entry through specialization, reputation, and investments in machinery and equipment. Significant customers include large utilities. The EC business switchgear products consist primarily of air break switches, load break interrupters, and accessory equipment. Air break switches are used for sectionalizing and routing power from one point to another. Load break interrupters allow the sectionalizing and routing of power under full load conditions. Accessory equipment enables the utility operator to program parameters and related functions that will automatically sectionalize and switch power flow in the event of a fault. Once switched, the faulted line can be repaired, re-energized, and returned to service with minimal downtime or loss of service revenue. Consistent with the Company's systems approach, electric utility components and accessories are sold together in all-in-one packages.

Mechanical Engineered Components

The MEC business features three major product lines: (i) flexible shafts for the transmission of rotary power, (ii) turbocharger components, including wastegate actuators, and (iii) medium-security locks and locking systems.

Flexible Shafts

The Company is the leading domestic designer and manufacturer of flexible shaft products and assemblies. Flexible shafting is constructed utilizing unique wire winding technology. Flexible shaft assemblies are custom designed for the transmission of rotary power at low torque levels (less than ten horsepower), and can be incorporated into almost any machine, product, or device replacing conventional power transmission components such as rigid shafts, gearboxes, universal joints, and couplings. Flexible shafts are integrally designed into the OEM's final product to offer benefits, such as lighter weight, fewer component parts, less assembly time, and greater freedom in design, resulting in a lower manufacturing cost for the OEM's final product. The flexible shaft assemblies are critical components utilized in weed trimmers, concrete vibrators, lawn tractors, aircraft engines and wings, plant processing equipment, large vessels such as Navy ships, nuclear power plants, and many other applications in a variety of industries. The potential applications for flexible shafting are limited only by the Company's ability to develop new solutions to integrate flexible shafts into new OEM designs or to displace conventional power transmission products in existing applications.

Turbocharger components and actuation

The Company is a primary outsource supplier of actuation devices and related componentry to the domestic market for turbocharged diesel engines. Wastegate actuators are an essential component of a diesel engine turbocharger system, which through the use of flow valve controls increases engine power, efficiency, and economy while reducing emissions. As the primary supplier of wastegate actuators to nearly every major OEM turbocharger manufacturer, the Company's products can be found on a variety of truck, pick-up, and heavy-duty diesel-operated platforms. End-use customers for the Company's products include high-end truck and vehicle manufacturers such as Ford. The Company holds multiple patents and is very active in the development of new products to expand the Company's product line, including related emission control products.

Medium-Security Locks and Locking Systems

The Company competes in the medium-security segment for cylindrical lock applications. Medium-security locks are used in applications that involve non-life-threatening situations or when articles of low to moderate financial value are being secured. The Company produces highly engineered, custom, and specialty medium-security locks and locking systems to meet OEM customers' specifications for use in office furniture, point of sale terminals, bank bags, post office boxes, storage lockers, and other applications. The Company's lock products are typically small and low-cost but are precision-engineered and custom-designed critical components of a larger, more expensive end product. The Company also produces locking systems, which provide a safety feature used to prevent multiple drawers from being opened simultaneously in filing cabinets and desks. The Company is a sole or primary source for locks to leading furniture OEMs.

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

Raw Materials and Suppliers

The primary raw materials used by the Company are copper, brass, zinc, stainless steel, steel wire and rubber, all of which are commodity items, readily available from a wide range of sources. The Company has enjoyed and continues to enjoy good relations with its suppliers and has not suffered any significant interruptions in the delivery of its required materials. Additionally, the Company is not dependent on any single supplier. In the event a supply arrangement is terminated, the Company would be forced to look elsewhere for its raw materials. Management believes these can be obtained with minimal, if any, business interruption. However, the prices for such materials can fluctuate, and such fluctuations can be material. A significant increase in raw material prices could adversely affect the results of operations of the Company.

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

Environmental and Safety Regulations

The Company's operations are subject to federal, state and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the air and water and establish standards for treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with applicable environmental laws and regulations. The Company also maintains environmental insurance at certain of its locations.

Employees

As of December 31, 2001, the Company employed 1,558 persons on a full-time basis. Of these employees, 769 were employed in the EC business, 652 were employed in the MEC business, the Company's corporate office had 8 employees and the division of Acme that was held for sale employed 129 persons as of December 31, 2001. Two of the Company's subsidiaries have collective bargaining agreements, one of which covered 70 employees and the other which covered 71 employees. Neither the Company nor any of its subsidiaries has ever had a work stoppage and each of KCLLC and its subsidiaries considers its relationship with its employees to be satisfactory.


Item 2. Properties

At December 31, 2001 the Company's principal properties consisted of:

                                 Manufacturing Use/ Corporate                            Square
           Facility                         office                    Location           Footage      Owned/Leased
------------------------------- ------------------------------- ---------------------- ------------ ------------------
KCLLC                           Corporate office                Tarrytown, NY                3,000       Leased

Electrical Engineered
Components:
Acme (1)                        Power conversion                Lumberton, NC              128,000        Owned
Acme (1)                        Power conversion                Monterrey, Mexico           45,000       Leased
Acme (1)                        Power conversion                Tempe, AZ                   35,000       Leased
Marinco                         SPEC                            Napa, CA                    77,000       Leased
Guest                           SPEC                            Meriden, CT                 33,000        Owned
Turner                          Utility switchgear              Fairview Heights, IL        52,000        Owned
Turner                          Utility switchgear              Milstadt, IL                28,000       Leased

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

(1) Does not include facilities for the business of Acme that was sold in February 2002 (See Note 2 of the consolidated financial statements elsewhere in this Form 10-K).

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the year ended December 31, 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

KCLLC's membership interests are not publicly traded (see Certain Relationships and Related Transactions).

Item 6. Selected Financial Data

The following selected financial data has been derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K. The financial data set forth includes the results of operations of its wholly owned subsidiaries from their respective dates of acquisition. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Company's consolidated financial statements and notes thereto.

                                                             Year ended December 31,
                                      ----------------------------------------------------------------------
                                          2001           2000          1999          1998          1997
                                          ----           ----          ----          ----          ----

Net Sales                                $193,817       $160,465      $144,400       $61,862        $27,318
Income from operations                     26,486         31,368        22,346        11,953          5,115
Income from continuing operations           4,731          3,899         4,843         4,619          1,250
Net income (loss) (a)(b)(c)                 4,731         (1,316)        4,815             3          1,250
Total assets                              225,719        245,671       181,256        93,144         79,757
Long term debt (including current
    maturities)(d)(e)                     165,837        182,711       149,149        81,278         66,856


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

         For the year ended December 31, 1999, the Company's provision for income taxes related primarily to VFC's consolidated taxable income (as a C corporation) and the taxable income of the subsidiaries not converted to LLC status. On May 22, 2000, KCI's S election terminated and KCI became responsible for taxes on the income of the Company (See Notes 1 and 9(a) to the consolidated financial statements).

(b) Net (loss) income for the years ended December 31, 2000 and 1998 reflects an extraordinary loss, net of tax, on early extinguishment of debt of approximately $1.2 million and $4.6 million, respectively.

(c) Net (loss) income for the years ended December 31, 2000 and 1999 reflects loss from discontinued operations, net of tax, of approximately $4.0 million and $28,000 respectively.

(d) Does not include approximately $5.9 million related to accrued stock appreciation rights as of December 31, 1999.

(e) Includes approximately $13.1 million of redeemable member's equity at December 31, 1999.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

KCLLC is the parent holding company of the wholly owned subsidiaries of the Company. KCI, the sole member of KCLLC, holds no other assets other than its investment in KCLLC and has no operations. The Company has two operating business segments, its electrical components ("EC") business and mechanical engineered components business ("MEC"). Through its two businesses, the Company is a leading manufacturer of custom-engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where the Company believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. The Company's EC business was formed through its acquisition of VFC in 1999. The Company expanded the product offerings of its EC business with the power conversion product lines it acquired through its acquisition of Acme in November 2000. (See Note 2 to the consolidated financial statements contained elsewhere in this Form 10-K). The Company's MEC business, which was comprised of its flexible shaft and lock product lines prior to the VFC acquisition, was expanded with the addition of the Company's turbocharger line, which it acquired in 1999 when the Company completed its acquisition of VFC.

The Company has historically acquired complementary or related manufacturing businesses and sought to integrate them into existing operations. Following an acquisition, management seeks to rationalize operations, reduce overhead costs, develop additional cross-selling opportunities and establish new customer relationships. As a result of its integration efforts and internal growth, the Company's consolidated net sales have increased from approximately $9.1 million in fiscal year 1992 to approximately $193.8 million for fiscal year 2001.

The Company continues to seek to make selective acquisitions of light industrial manufacturing companies, but there are no agreements regarding any such acquisitions existing as of the date hereof.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statement of operations data for the Company expressed in dollar amounts (in thousands) and as a percentage of net sales. The financial data set forth includes the result of operations of its wholly owned subsidiaries from their respective dates of acquisition (see Note 2 to the consolidated financial statements elsewhere in this Form 10-K). The data set forth below should be read in conjunction with the Company's consolidated financial statements and notes thereto contained elsewhere in this Form 10-K.


Consolidated Statement of Operations Data:

                                                          Fiscal Year Ended December 31,
                                ------------------------------------------------------------------------------------
                                             2001                       2000                       1999
                                ------------------------------------------------------------------------------------
                                                  % of                         % of                       % of
                                   Amount      Net Sales       Amount       Net Sales       Amount      Net Sales
--------------------------------------------------------------------------------------------------------------------

Net Sales                        $193,817        100.0%      $160,465        100.0%       $144,400        100.0%

Cost of Goods Sold                122,975         63.4         93,847         58.5          85,079         58.9
                                ------------- ------------- ------------- -------------- ------------- -------------
Gross Profit                       70,842         36.6         66,618         41.5          59,321         41.1
Selling, general and
  administrative expenses          41,208         21.3         30,290         18.9          30,001         20.8
Amortization of goodwill            3,558          1.8          2,626          1.6           2,464          1.7
Cumulative adjustment for
  Aerospace                          (721)        (0.4)             -            -               -            -
Stock appreciation rights
  compensation and other
  nonrecurring expenses               311          0.2          2,334          1.5           4,510          3.1
                                ------------- ------------- ------------- -------------- ------------- -------------
Income from operations             26,486         13.7         31,368         19.5          22,346         15.5

Other income                          376          0.2            799          0.5             465          0.3
Recapitialization expenses              -            -         (7,937)        (4.9)              -            -
Interest expense                  (16,573)        (8.6)       (15,159)        (9.4)        (15,417)       (10.7)
                                ------------- ------------- ------------- -------------- ------------- -------------
Income before provision for        10,289          5.3          9,071          5.7           7,394          5.1
  taxes, discontinued
  operations and
  extraordinary item
Provision for income taxes          5,558          2.9          5,172          3.3           2,551          1.7
                                ------------- ------------- ------------- -------------- ------------- -------------
Income from continuing              4,731          2.4          3,899          2.4           4,843          3.4
  operations
Loss from discontinued
operations, net                         -            -         (3,988)        (2.5)            (28)        (0.1)
Extraordinary loss on early
  extinguishment of debt, net           -            -         (1,227)        (0.7)              -            -
                                ------------- ------------- ------------- -------------- ------------- -------------
Net income (loss)                  $4,731          2.4%       $(1,316)        (0.8)%        $4,815          3.3%
                                ============= ============= ============= ============== ============= =============


A summary of the Company's segments is as follows:

Electrical Components Business                                       Fiscal Year Ended December 31,
                                            ---------------------------------------------------------------------------------
                                                        2001                      2000                       1999
                                            --------------------------- -------------------------- --------------------------
                                                               % of                     % of                         % of
                                              Amount        Net Sales     Amount     Net Sales          Amount      Net Sales
                                            ----------- --------------- ------------ ------------- -------------- -----------
Net Sales                                     $120,401         100.0%      $71,656       100.0%        $62,543      100.0%
Cost of Sales                                   77,653          64.5        40,935        57.1          35,495       56.8
                                            ----------- --------------- ------------ ------------- -------------- -----------
Gross Margin                                    42,748          35.5        30,721        42.9          27,048       43.2
Selling, general and administrative
expenses                                        26,126          21.7        16,917        23.6          16,593       26.5
Amortization of goodwill                         1,824           1.5           895         1.2             777        1.2
Cumulative adjustment for Aerospace               (721)         (0.6)            -           -               -          -
Stock appreciation rights compensation
  and other nonrecurring expenses                    -             -             -           -           3,945        6.3
                                            ----------- --------------- ------------ ------------- -------------- -----------
Income from operations                         $15,519          12.9%      $12,909        18.0%         $5,733        9.2%
                                            =========== =============== ============ ============= ============== ===========


Mechanical Engineered Components                                     Fiscal Year Ended December 31,
                                            ---------------------------------------------------------------------------------
                                                        2001                       2000                       1999
                                            --------------------------- --------------------------- -------------------------
                                                             % of                        % of                        % of
                                              Amount      Net Sales       Amount       Net Sales       Amount      Net Sales
                                            ----------- --------------- ------------ -------------- ------------- -----------
Net Sales                                      $73,416          100.0%      $88,809         100.0%       $81,857      100.0%
Cost of Sales                                   45,322           61.7        52,912          59.6         49,584       60.6
                                            ----------- --------------- ------------ -------------- ------------- -----------
Gross Margin                                    28,094           38.3        35,897          40.4         32,273       39.4
Selling, general and administrative
expenses                                         8,961           12.2        10,074          11.3         10,635       13.0
Amortization of goodwill                         1,734            2.4         1,731           1.9          1,620        2.0

Non-recurring expenses                             311            0.4             6             -            266        0.3
                                            ----------- --------------- ------------ -------------- ------------- -----------
Income from operations                         $17,088           23.3%      $24,086          27.1%       $19,752       24.1%
                                            =========== =============== ============ ============== ============= ===========


Year ended December 31, 2001 compared to the year ended December 31, 2000

Net Sales: Net sales for the year ended December 31, 2001 ("Fiscal 2001") increased by approximately $33.4 million, or 20.8% over net sales for the year ended December 31, 2000 ("Fiscal 2000"). This increase was the result of the sum of the $48.7 million, or 68.0%, increase in the net sales of the EC business less the $15.4 million, or 17.3%, decrease in net sales of the MEC business.

The growth within the EC business was primarily due to the full year inclusion of the results of operations of the transformer power conversion product line for Fiscal 2001 as compared to the one-month inclusion of sales for December of 2000 in the results for Fiscal 2000. The transformer power conversion product line contributed approximately $50.4 million in net sales for Fiscal 2001, representing an increase of $45.1 million over Fiscal 2000. This product line was acquired in November 2000 when the Company completed the acquisition of Acme Electric Corporation ("Acme"). In addition, in June 2001, the Company decided to retain rather than sell the aerospace product line ("Aerospace") of Acme. Aerospace was merged into the power conversion product line of the Company. The Company recorded a $721,000 cumulative adjustment (see Note 2 to the consolidated financial statements elsewhere in this Form 10-K) representing the net result of Aerospace's operations from date of acquisition to June 1, 2001. Subsequent to June 1, 2001 the results of Aerospace's operations have been included in the respective categories of operations. Included in net sales for Fiscal 2001 is approximately $8.8 million of net sales from Aerospace for the period June 1, 2001 to December 31, 2001.

Net sales in the MEC business decreased approximately $15.4 million to approximately $73.4 million for Fiscal 2001. This decrease is primarily related to the decline in sales of the Company's lock and turbocharger product lines, which resulted from a downturn in the domestic economy and a reduction in customer demand.

Gross Profit: Gross profit increased $4.2 million, or 6.3%, in Fiscal 2001 as a result of an increase of approximately $12.0 million, or 39.1%, in the gross profit of the EC business less the decline in gross profit of the MEC business for Fiscal 2001 of approximately $7.8 million, or 21.7%.

The increase in the gross profit of the EC business is primarily related to the inclusion of the results of operations of the transformer power conversion product line for the full year in Fiscal 2001, as compared to Fiscal 2000, in which only the results of operations of this product line for the month of December 2000 were included due to the acquisition of this product line with Acme at the end of November 2000. The transformer power conversion product line contributed approximately $14.3 million in gross profit for Fiscal 2001, representing an increase of approximately $12.7 million over Fiscal 2000. In addition, the gross profit of the EC business for Fiscal 2001 increased approximately $2.9 million as a result of the operations of Aerospace, which was merged into the power conversion product line in June 2001 (see Note 2 to the consolidated financial statements elsewhere in this Form 10-K). These increases were slightly offset by a decline in gross profit of the specialty electrical components product line, which was primarily driven by a decline in sales due to the downturn in the domestic economy.

The approximately $7.8 million decline in gross profit of the MEC business for Fiscal 2001 is primarily due to the decline in sales of the lock and turbocharger product lines of MEC business for Fiscal 2001 that resulted from a downturn in the domestic economy and a reduction in customer demand.

The gross profit, as a percentage of net sales ("GP percentage"), for the EC business declined approximately 7.4% for Fiscal 2001. For the MEC business the GP percentage declined approximately 2.1% during Fiscal 2001.

The decline in the GP percentage of the EC business was primarily the result of the inclusion of the results of the transformer power conversion product line for the full year in Fiscal 2001 as compared to Fiscal 2000, in which only the results of December 2000 were included. The gross margin profile of the transformer product line is lower than the margins experienced in the remainder of the product lines of the EC business. The decrease in GP percentage of the MEC business is primarily related to a change in product mix and margin compression due to lower sales levels.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses increased approximately $10.9 million, or 36.0%, in Fiscal 2001. As a percentage of net sales, SG&A increased 2.4% from Fiscal 2000. SG&A of the EC business increased approximately $9.2 million, or 54.4%, for Fiscal 2001 and, as a percentage of net sales, declined 1.9% during Fiscal 2001. SG&A of the MEC business, which declined approximately $1.1 million during Fiscal 2001, increased as a percentage of net sales by approximately 0.9%.

The increase in SG&A expenses for Fiscal 2001 is primarily related to the acquisition of Acme, which resulted in the Company integrating the transformer and aerospace product lines of Acme into the EC business. The results of the transformer power conversion product line were included for the full year in Fiscal 2001 as compared to Fiscal 2000 where the results of this product line were only included for the month of December 2000. SG&A of the transformer power conversion product line for Fiscal 2001 was approximately $9.4 million, representing an increase of approximately $8.4 million over SG&A of the Company and the EC business for Fiscal 2001. Aerospace, which was merged into the power conversion product line in June 2001 (see Note 2 to the consolidated financial statements elsewhere in this Form 10-K), added approximately $1.6 million to SG&A for Fiscal 2001. In addition, the corporate office of Acme, which was closed in October 2001, added approximately $2.3 million of SG&A expenses for Fiscal 2001, including approximately $425,000 of depreciation. This is an increase over Fiscal 2000 of approximately $2.0 million. Upon the close of the Acme corporate office, all remaining related expenses of that office terminated.

The decline in SG&A of the EC business as a percentage of net sales and in SG&A of the MEC business was primarily related to the Company's cost reduction initiatives in response to the slowing economy. The increase in SG&A as a percentage of net sales of the MEC business primarily resulted from the impact of the sharper decline in the net sales of the MEC business as compared to the cost reductions made by the Company in SG&A. The Company's MEC business has a lower overhead structure than its EC business due to lower sales and marketing expenses of the MEC's business, which limits the ability of the Company to reduce the expenses of the MEC business beyond a certain level.

On a pro forma comparative basis, assuming that the effects of the Acme acquisition were reflected in Fiscal 2000 results, exclusive of the impact of the additional corporate office expenses of Acme, all the product lines, except for the Company's utility product line, which has experienced sales growth over Fiscal 2000, have experienced a reduction in operating expense levels for Fiscal 2001, primarily driven by the Company's cost reduction initiatives.

Amortization of Goodwill: Goodwill amortization increased by approximately $932,000 during Fiscal 2001, primarily related to the full year inclusion of amortization of goodwill acquired in the Acme acquisition.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001.

The provisions of SFAS 141 provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amount of certain intangible assets into or out of goodwill.

The provisions of SFAS 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur which would impact the carrying value of such assets), and (iii) require that the Company's operations be formally identified into reporting units for the purpose of assessing potential future impairments of goodwill.

In the first quarter of 2002, the Company will apply the new rules on accounting for goodwill and other intangible assets and will make determinations as to what amounts of goodwill, intangible assets and long term debt should be allocated to its reporting units. In addition, the Company will perform the first of the required impairment tests of goodwill. The Company has not yet determined what the effect, if any, that these tests will have on the earnings and financial position of the Company.

Cumulative Adjustment for Aerospace: Based on the strength of the operating performance of Aerospace, which management believes is sustainable, on June 1, 2001, the Company decided to retain Aerospace, which had been previously classified as held for sale. On that date and in accordance with Emerging Issue Task Force ("EITF") 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to be Sold," the Company reallocated the purchase price paid for Acme as if Aerospace had never been held for sale and recorded a cumulative adjustment for the results of operations of Aerospace from the date of acquisition through May 31, 2001 of $721,000. This amount previously had been excluded from the results of operations of the Company and had been included in goodwill.

Stock appreciation rights compensation and other nonrecurring expenses: For the year ended December 31, 2001, the Company's nonrecurring charges primarily related to administrative expenses incurred in connection with the establishment of a production facility in Mexico for the Company's lock products. At December 31, 2001, the Company had not begun production at its new Mexico facility. For December 31, 2000 the nonrecurring charges primarily related to approximately $1.6 million recorded in connection with outstanding stock appreciation rights ("SARs"). The SARs were issued in conjunction with the VFC acquisition in lieu of cash consideration for the purchase of equity held by operating management of former VFC subsidiaries who continued with the Company. The Company was required to report any change in the valuation of the SARs as a charge against earnings. In connection with the Recapitalization (see Liquidity and Capital Resources), all of the SARs were exercised and the holders of the SARs purchased KCI Common Stock with a substantial portion of the after-tax proceeds of such exercise.

Income from Operations: The decline in income from operations of approximately $4.9 million, or 15.6%, resulted from the increase in gross profit of approximately $4.2 million offset by the increase in SG&A expenses of approximately $10.9 million and the increase in goodwill amortization of approximately $932,000. The increase in operating expenses were reduced by the $721,000 cumulative income adjustment for Aerospace and the decrease in stock appreciation compensation and other non-recurring expenses of approximately $2.0 million due to the factors discussed above.

Recapitalization expenses: In connection with the Recapitalization (see Liquidity and Capital Resources) completed during Fiscal 2000, the Company incurred approximately $7.9 million of transaction fees.

Interest Expense: Interest expense increased by approximately $1.4 million, or 9.3%, during Fiscal 2001. This increase is primarily due to higher levels of outstanding borrowings during Fiscal 2001 as compared to Fiscal 2000, primarily due to the additional borrowings used to finance the acquisition of Acme in November 2000 (see Liquidity and Capital Resources below). The impact of the higher debt levels, however, was partially offset by the reduced rates of interest charged on the outstanding principal on the variable rate term loan and revolving credit facility due to declining interest rates of Fiscal 2001.

Provision for Income Taxes: The provision for income taxes increased approximately $386,000, or 7.5%, from approximately $5.2 million in Fiscal 2000. The Company's effective tax rate for Fiscal 2001 was approximately 54.0% on income before taxes, which resulted primarily from the Company's additional foreign tax liabilities as well as non-deductible expenses relating primarily to goodwill amortization and non-deductible professional fees in connection with the Acme acquisition. The effective rate for Fiscal 2000 was 57.0% which resulted primarily due to the change in tax status of the Company during 2000 to a C corporation as well as non-deductibility of expenses relating primarily to the Reorganization expenses and goodwill amortization.

Income from Continuing Operations: Income from continuing operations increased by approximately $832,000, or 21.3%, during Fiscal 2001. The increase resulted from the decrease in income from operations of approximately $4.9 million, a decrease in other income of approximately $423,000, an increase in interest expense of approximately $1.4 million and a decrease in the Recapitalization expenses of approximately $7.9 million, due to the factors discussed above.

Loss from Discontinued Operations, net: In Fiscal 2000, the Company incurred a loss from discontinued operations of approximately $4.0 million. In April 2000, the Company consummated the sale of Heart Interface Corporation ("Heart") and Cruising Equipment Company ("Cruising"). The Company received approximately $9.0 million in proceeds before any transaction related expenses. Of the $9.0 million of proceeds, $600,000 was placed in escrow in accordance with the agreement. The Company recorded a loss on disposal of Heart and Cruising of approximately $3.3 million. To the extent that cash is released from the escrow, which is to terminate in April 2002, such funds will be recorded as a gain at that time. In July 2001, the Company received notice of a claim against the escrow. The Company has responded to the claim and is awaiting further response from the new owners of Heart and Cruising. The Company believes that the escrow will cover any potential settlement of the claim.

On December 29, 2000, the Company sold its interests in Mastervolt B.V. and subsidiaries ("Mastervolt"), which had been acquired as part of VFC (see Note 2 to the consolidated financial statements elsewhere in this Form 10-K). The Company received approximately $2.3 million in proceeds and recorded a loss on disposal of approximately $525,000.

Extraordinary loss on early extinguishment of debt, net: In November 2000, the Company closed on its new credit facility (see Liquidity and Capital Resources). As a result, in Fiscal 2000, the Company wrote off the unamortized balance of the deferred financing costs relating to the prior credit facility of approximately $2.1 million. The expense is reflected, net of a tax benefit of approximately $828,000, as an extraordinary item.

Net Income (Loss): Net income increased by approximately $6.0 million for Fiscal 2001. The increase in net income is the result of the sum of an increase in income from continuing operations of approximately $832,000 and a decrease in loss from discontinued operations of approximately $4.0 million and the extraordinary charge of approximately $1.2 million, due to the factors discussed above.

Year ended December 31, 2000 compared to the year ended December 31, 1999

Net Sales: Net sales increased by approximately $16.1 million, or 11.1%, for Fiscal 2000 as compared to the year ended December 31, 1999 ("Fiscal 1999"), resulting from the increase in net sales of the EC business of approximately $9.1 million, or 14.6%, and an increase in net sales of the MEC business of approximately $7.0 million, or 8.5%.

The growth in sales of the EC business, which the Company entered into as a result of the VFC acquisition, was fueled by growth in the core markets of the business as well as continued new product development, which enabled the Company to expand its market share in the industrial markets that it serves. In addition, the results of the EC business include the results of the transformer power conversion product line for the month of December 2000, due to the acquisition of Acme as well as the inclusion of the results of operations of the remaining product lines of the EC business for the full year in 2000, whereas Fiscal 1999 only reflects the results of operations from January 19, 1999, as a result of the VFC acquisition.

The increase in net sales in the MEC business is related to growth in the business' core markets.

Gross Profit: Gross profit increased approximately $7.3 million, representing a 12.3% increase for Fiscal 2000 as compared to Fiscal 1999, as a result of the approximately $3.7 million, or 13.5%, increase in the gross profit of the EC business and the approximately $3.6 million, or 11.2%, increase in gross profit of the MEC business for Fiscal 2000.

The increase in the gross profit of the EC business is primarily related to the inclusion of the results of operations of the EC business for the full year in 2000 versus 1999, which only reflects the results from January 19, 1999 as a result of the VFC acquisition in January 1999.

The approximately $3.6 million increase in gross profit of the MEC business for Fiscal 2000 is primarily due to growth in the business' core markets.

The GP percentage for the EC business declined approximately 0.3% for Fiscal 2000. For the MEC business the GP percentage increased approximately 1.0% during Fiscal 2000. The changes in the GP percentages of the EC and MEC business for Fiscal 2000 were primarily related to changes in product mix.

Selling, General and Administrative Expenses: SG&A expenses increased approximately $289,000, or 1.0%, for Fiscal 2000 over Fiscal 1999. As a percentage of net sales, SG&A declined 1.9%. SG&A of the EC business increased approximately $324,000, or 2.0%, for Fiscal 2000 over Fiscal 1999 and as a percentage of net sales, declined 2.9% during Fiscal 2000. SG&A of the MEC business declined approximately $561,000 during Fiscal 2000, or as a percentage of net sales, by approximately 1.7%.

The decline in SG&A for the EC and MEC businesses, as a percentage of net sales, is primarily related to the business' ability to support top line growth on its established infrastructure. In addition, the final rationalization of the VFC acquisition resulted in lower corporate overhead and lower SG&A expenses for the EC business as a result of the formulation of its specialty electrical components product line through the integration of Marinco, Guest and certain product lines of Glendinning Marine Products, Inc. ("Glendinning"). Glendinning was sold in November 1999. The SG&A expenses, as a percentage of sales, of the EC business are generally higher than those of the MEC business as a result of the EC business maintaining higher levels of sales and marketing expenses due to the businesses to which it targets its products.

Amortization of Goodwill: Goodwill amortization increased by approximately $162,000 during Fiscal 2000, primarily related to the full year inclusion of amortization of goodwill related to the VFC acquisition in that year. In addition the Company recorded amortization expense in December 2000 related to the goodwill acquired in connection with the acquisition of Acme.

Stock appreciation rights compensation and other nonrecurring expenses: For Fiscal 2000 and 1999, the Company recorded charges of approximately $1.6 million and $4.2 million, respectively, related to outstanding stock appreciation rights ("SARs"). The SARs were issued in conjunction with the VFC acquisition in lieu of cash consideration for the purchase of equity held by operating management of former VFC subsidiaries who continued with the Company. The Company was required to report any change in the valuation of the SARs as a charge against earnings. In connection with the Recapitalization (see Liquidity and Capital Resources), all of the SARs were exercised and the holders of the SARs purchased KCI Common Stock with a substantial portion of the after-tax proceeds of such exercise.

Income from Operations: Income from operations increased by approximately $9.0 million, or 40.4%, for Fiscal 2000. This increase results from the increase in gross profit of approximately $7.3 million less the increase in SG&A expenses of approximately $289,000 and the increase in goodwill amortization of approximately $162,000 plus the decrease in stock appreciation rights compensation and other non-recurring expenses of approximately $2.2 million due to the factors discussed above.

Recapitalization expenses: In connection with the Recapitalization (see Liquidity and Capital Resources), the Company incurred approximately $7.9 million of transaction fees.

Interest Expense: Interest expense decreased by approximately $258,000, or 1.7%, during Fiscal 2000. This decrease is due to lower levels of outstanding borrowings throughout most of 2000 versus Fiscal 1999, as a result of the Company not having any borrowings outstanding under its revolving credit facility during Fiscal 2000 as well as lower debt outstanding under the term loan for most of Fiscal 2000. In September 2000, the Company entered into a new credit agreement (see Liquidity and Capital Resources), which the Company closed on, in November 2000, in order to finance a large portion of the acquisition of Acme.

Provision for Income Taxes: The provision for income taxes increased by approximately $2.6 million, or 102.7%, during Fiscal 2000. The Company's effective tax rates for Fiscal 2000 and 1999 were approximately 57.0% and 34.5%, respectively.

Through May 22, 2000, KCI, the majority member of KCLLC, was an S corporation and shareholders of KCI were personally responsible for the income taxes on the income of KCLLC that was allocated to KCI. Upon the consummation of the Recapitalization (see Liquidity and Capital Resources), KCI automatically converted to C corporation status. In addition, as part of the Recapitalization, KCI acquired Keyhold, Inc. ("Keyhold"), which owned the minority interest in KCLLC and was a C corporation for tax purposes. On December 31, 2000, Keyhold merged into KCI. Beginning May 23, 2000, the Company's financial statements reflect its tax provision as if it were a C corporation, the tax status of its member. The tax provision for the year ended December 31, 2000 is primarily related to the taxable income of the Company from May 23, 2000 through December 31, 2000. In addition, the Company's high effective tax rate for the year ended December 31, 2000 is primarily a result of the loss allocated to the S corporation period and the impact of the non-deductibility of amortization of goodwill and certain intangible assets.

The tax provision for Fiscal 1999 is primarily related to the taxable income of VFC and its former subsidiaries through August 31, 1999. Through August 31, 1999, VFC and its subsidiaries were C corporations for tax purposes.

Income from Continuing Operations: Income from continuing operations declined by approximately $944,000, or 19.5%, for Fiscal 2000. The decrease is primarily the result of the sum of increases in income from operations of approximately $9.0 million and other income of approximately $334,000 and a decrease in interest expense of approximately $258,000 offset by an increase in the provision for taxes of approximately $2.6 million and the Recapitalization expenses of approximately $7.9 million, due to the factors discussed above.

Loss from Discontinued Operations, net: Loss from discontinued operations net increased by approximately $4.0 million for Fiscal 2000. In April 2000, the Company consummated the sale of Heart and Cruising, which were acquired as part of VFC (see Note 2 to the consolidated financial statements elsewhere in this Form 10-K). The Company received approximately $9.0 million in proceeds before any transaction related expenses. Of the $9.0 million of proceeds, $600,000 was placed in escrow in accordance with the agreement, which the Company has recorded in its other assets. The Company recorded a loss on the disposal of Heart and Cruising of approximately $3.3 million. To the extent that cash is released from escrow, which terminates in April 2002, such funds will be recorded as a gain at that time. In July 2001, the Company received notice of a claim against the escrow. The Company has responded to the claim and is awaiting further response from the new owners of Heart and Cruising. The Company believes that the escrow will cover any potential settlement of the claim.

On December 29, 2000, the Company sold its interests in Mastervolt, which had been acquired as part of VFC (see Note 2 to the consolidated financial statements elsewhere in this Form 10-K). The Company received approximately $2.3 million in proceeds and recorded a loss on disposal of approximately $525,000 during Fiscal 2000.

Extraordinary loss on early extinguishment of debt, net: In November 2000, the Company closed on its new credit facility (see Liquidity and Capital Resources). As a result, the Company wrote off the unamortized balance of the deferred financing costs relating to the prior credit facility of approximately $2.1 million. Such expense is reflected, net of a tax benefit of approximately $828,000, as an extraordinary item.

Net (Loss) Income: Net loss increased by approximately $6.1 million, or 127.3% for Fiscal 2000. The increase in loss is the result of the sum of a decrease in income from continuing operations of approximately $944,000, which was primarily driven by the Recapitalization expenses, an increase in loss from discontinued operations of approximately $4.0 million and the extraordinary charge of approximately $1.2 million, due to the factors discussed above.


Liquidity and Capital Resources

The Company has historically generated funds from its operations and its working capital requirements generally have not materially fluctuated from quarter to quarter. The Company's other main sources of liquidity have historically been the Company's $80 million of unsecured 10.5% senior notes due 2008 and its outstanding credit facilities. In November 2000, the Company closed on a new credit facility, which replaced the Company's previous credit facility. The Company used the proceeds from the new credit agreement to repay the previous borrowing facility and finance the acquisition of Acme. The new credit facility provides for a six-year $40 million revolving credit facility and a six-year $100 million term loan facility. The new credit agreement, guaranteed by the Company's subsidiaries and KCI, is collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property. There were no amounts outstanding under the revolving credit facility at December 31, 2001. The term loan is payable in quarterly installments through September 2006. Both the term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate or the London interbank offered rate ("LIBOR") plus an applicable margin which will vary from 1.0% to 2.75% and require the payment of a commitment fee of 0.50% on the unused portion of the facility as well as quarterly commitment fees.

The credit facility also allows for up to $5.0 million of outstanding letters of credit. At December 31, 2001, the Company had one letter of credit outstanding for approximately $443,000. The letter of credit primarily relates to a prior year Acme self-insured liability related to outstanding workman's compensation claims.

The new credit agreement contains certain covenants and restrictions which require the maintenance of financial ratios and restrict or limit dividends and other shareholder distributions, transactions with affiliates, capital expenditures, rental obligations and the incurrence of indebtedness. At December 31, 2001, the Company was in compliance with the covenants of the credit agreement.

The Company's remaining liquidity demands will be for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's senior notes require semiannual interest payments on the outstanding principal. The term loan requires quarterly principal payments. Principal payments required for the next 12 months will be approximately $6.3 million. Under the revolving credit facility and term loan, the Company has the option to lock in a specified interest rate by entering into a contract, for different periods, which cannot exceed 180 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. As of December 31, 2001, the Company had no outstanding commitments for capital expenditures. The Company anticipates its capital expenditures for the year ended December 2002 to be approximately $4.4 million. The expenditures are primarily needed to maintain its facilities and expand its production capacity for the Company's ongoing plan to expand operations in Mexico and in order to take advantage of profitable market opportunities. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility.

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

Effective upon the consummation of the Recapitalization, Kelso owns all of the Preferred Stock. The Preferred Stock is not entitled to vote for the election of directors but is entitled to designate two members of KCI's seven member Board of Directors. In addition, the Preferred Stock has certain approval rights and is convertible into Common Stock at the holder's option (upon conversion the Preferred Stock would constitute over 60% of the total outstanding common equity of KCI on a fully diluted basis). The Preferred Stock has a liquidation preference equal to its purchase price plus accrued dividends, bears a 1% cumulative annual dividend payable in kind and is redeemable at the option of the holder after June 2, 2009. All of the outstanding Common Stock and options to purchase Common Stock of KCI continue to be held by parties that held such securities prior to the Recapitalization and by the parties who purchased Common Stock with the after-tax proceeds from the exercise of their SARs. The aggregate purchase price of the Preferred Stock paid by Kelso was approximately $105.0 million of which approximately $4.1 million was paid to KCI. The Company paid fees in connection with the Recapitalization of $7.9 million during Fiscal 2000. All proceeds received by KCI from the Recapitalization were contributed to KCLLC for additional membership interest.

KCI has no operations and is dependent on KCLLC for financial resources in the form of capital distributions to meet its obligations. KCI obligations include the $105.0 million of its preferred stock plus any dividends payable in arrears (approximately $1.0 million in cumulative dividends in arrears, payable in kind, at December 31, 2001), which are redeemable for cash at the option of the holder after June 2, 2009, the requirement to purchase shares from its common shareholders under certain circumstances and its tax obligations. Repurchases of KCI Common Stock are made at fair market value as defined in KCI's shareholder agreement. At December 31, 2001 approximately 1.3 million KCI common shares plus potentially 182,000 shares covered by stock options were subject to repurchase by KCI. The ability of KCLLC to make such capital distributions will be limited by its available resources and is limited by restrictions of debt and other agreements. KCLLC reflects in its tax provision the obligations of KCI.

Cash flows provided by operating activities were approximately $21.9 million, $7.7 million, and $20.5 million for Fiscal 2001, 2000 and 1999, respectively. The net increase of approximately $14.2 million for Fiscal 2001 resulted primarily from the decrease in use of cash by the operating assets of the business. During 2001 the Company, in response to the downturn in the economy, initiated cost cutting programs and focused on the Company's working capital accounts, specifically accounts receivable, inventory and accounts payable. In addition, as business declined during Fiscal 2001 less cash was used in accounts receivable and inventory. For Fiscal 2001, accounts receivable and inventory had a net decline of approximately $11.8 million as compared to Fiscal 2000 when accounts receivable and inventory resulted in a net increase of $6.6 million over Fiscal 1999. Prepaid expenses and other current assets declined by approximately $2.7 million, primarily driven by the Company's use of tax overpayments in the prior year. Offsetting these increases in cash flows from operations was a decrease in accounts payable and accrued expenses of approximately $8.4 million, reflecting lower levels of spending due to the current economic conditions.

The net decrease in cash provided by operating activities of approximately $12.8 million for Fiscal 2000 as compared to Fiscal 1999 resulted primarily from the decrease in net income, primarily driven by the Recapitalization expenses during Fiscal 2000 and increases of operating assets during Fiscal 2000. The net increase in accounts receivable for Fiscal 2000 was primarily driven by the growth of the Company as well as higher sales in November and December 2000 as compared to the prior year. The increase in the inventory for Fiscal 2000 was related primarily to the Company's growth over the Fiscal 1999, a build up of inventory to counter the increased lead times resulting from an increased overseas vendor base as well as expansion of its Thailand facility. The increase in the prepaid expenses for Fiscal 2000 is primarily driven by prepaid income taxes.

Cash flows from operations of discontinued operations generated approximately $1.4 million for Fiscal 1999.

Cash flows used in investing activities were approximately $3.5 million, $38.7 million and $82.9 million for Fiscal 2001, 2000 and 1999, respectively. The decrease in cash used in investing activities for Fiscal 2001 as compared to Fiscal 2000 of approximately $35.2 million and approximately $44.2 million for Fiscal 2000 as compared to Fiscal 1999, are primarily related to the size of the acquisitions accomplished in Fiscal 2000 and Fiscal 1999. On November 21, 2000, the Company acquired all of the outstanding shares of Acme for a purchase price of approximately $47.3 million and assumed liabilities of approximately $28.8 million. On January 19, 1999, the Company acquired all of the outstanding shares of VFC for a purchase price of approximately $84.0 million and assumed liabilities of approximately $21.7 million (see Note 2 to the consolidated financial statements elsewhere in this Form 10-K). The Company realized $10.7 million of proceeds from the sale of Heart, Cruising and Mastervolt (See Note 2 to the consolidated financial statements elsewhere in this Form 10-K) during Fiscal 2000. During Fiscal 1999, the Company divested itself of Force 10 Marine, Inc., Multiplex Technology Inc. and Glendinning, which it had acquired as part of VFC, for a total of approximately $7.4 million. Capital expenditures for Fiscal 2001, 2000 and 1999 were approximately $4.1 million, $3.1 million and $2.7 million, respectively. The increase in capital expenditures over the three year period is primarily due to the Company's growth through acquisitions.

Cash flows from financing activities used net cash of approximately $17.2 million during Fiscal 2001 and provided net cash of approximately $30.6 million and $53.4 million for Fiscal 2000 and Fiscal 1999, respectively. The net cash used in financing activities for Fiscal 2001 was primarily driven by the Company's net repayment of approximately $16.2 million in debt under its existing credit facilities. At December 31, 2001, the Company was two payments ahead of schedule under its current term debt facility.

The net decrease in financing activities for Fiscal 2000 as compared to Fiscal 1999 of approximately $22.8 million was primarily due to the changes made in the Company debt facilities. Proceeds received under the Company's existing credit facility for Fiscal 2000 totaled $103.7 million. The Company used such proceeds to repay its prior credit facility, finance the acquisition of Acme, which included repaying approximately $10.4 million of debt assumed in the Acme acquisition, and working capital purposes. For Fiscal 1999, the Company received an aggregate of approximately $82.6 million from its prior term loan and credit facility. The repayment of approximately $37.1 million of long-term debt and other long-term obligations offset this, the most significant portions being the repayment of approximately $8.9 million of VFC's long-term debt, which was made in conjunction with the VFC acquisition and the subsequent repayments of all amounts outstanding under the then existing revolving credit facility throughout the course of 1999.

For Fiscal 2000 and 1999, the Company paid deferred financing costs of approximately $3.8 million and $2.2 million, respectively, related to the Company's existing and previous credit facilities.

During Fiscal 2000 and 1999 the Company was the recipient of approximately $7.1 million, and $12.3 million in capital contributions. The capital contributions received during Fiscal 2000 were contributed by KCI in connection with Recapitalization described above. Approximately $7.5 million was used to repay the outstanding SARs, including, approximately $420,000 related to outstanding vested SARs with certain members of operating management of Glendinning and the inverter business, which were divested in fiscal years 1999 and 2000, respectively. The remaining holders who are current members of operating management purchased Common Stock as part of the Recapitalization with a substantial portion of their after-tax proceeds from the exercise of their SARs. Simultaneous with the closing of the VFC acquisition, the Company was the recipient of approximately $3.3 million in capital from KCI. This capital was raised by KCI through the sale of new stock in KCI.

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

During Fiscal 2001 and 2000, the Company paid member withdrawals of approximately $906,000 and $1.4 million, respectively. KCI used approximately $906,000 and $1.1 million of the funds received during Fiscal 2001 and 2000, respectively, to repurchase outstanding shares of its common stock from former shareholders. The remaining withdrawals in 2000 of approximately $300,000 as well as approximately $2.3 million paid during Fiscal 1999 were for tax distributions to the members.

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

Significant Accounting Policies

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the consolidated financial statements, included elsewhere in this Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

      Revenue recognition: The Company recognizes revenue upon shipment of products to customers, when title passes and all risks and rewards of ownership have transferred. The Company considers revenue realized or realizable and earned when the product has been shipped, the sales price is fixed or determinable and collectibility is reasonably assured. The Company reduces revenue for estimated customer returns.

      Inventory: Inventories are stated at the lower of cost or market, on a first-in, first-out basis. The Company purchases materials for the manufacture of inventory for sale in its various markets. The decision to purchase a set quantity of a particular inventory item is influenced by several factors including current and projected cost, future estimated availability and existing and projected sales to produce certain items. The Company evaluates the net realizable value of its inventories and establishes allowances to reduce the carrying amount of these inventories as deemed necessary.

      Goodwill and other intangible assets: At December 31, 2001, the Company has recorded approximately $125.3 million in goodwill and other intangible assets related to acquisitions made in 2000 and prior years. The recoverability of these assets is subject to an impairment test based on the estimated fair value of the underlying businesses. These estimated fair values are based on estimates of the future cash flows of the businesses. Factors affecting these future cash flows include: the continued market acceptance of the products and services offered by the businesses; the development of new products and services by the businesses and the underlying cost of development; the future cost structure of the businesses; and future technological changes.


Management's Estimates

The Company's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, pensions and post retirement benefits, warranty obligations and contingencies and litigation. The Company bases its estimates on historical experience, the use of external resources and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Significant estimates used by the Company that are subject to change include, but are not limited to (i) the Company's allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for their open accounts receivable with the Company. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required, (ii) allowances established against its inventory carrying value to record its inventories at net realizable value. If actual market conditions are less favorable than those projected by management, additional inventory allowances may be required, (iii) the Company records as necessary, valuation allowances against its deferred tax assets. Were the Company to determine that it would not be able to realize its deferred tax assets in the future, additional valuation allowances could be required, (iv) the Company evaluates the carrying amounts of its long lived assets for recoverability. If the Company were to determine that the value ascribed to any of its long-lived assets was not recoverable an allowance could be required, (v) the Company records the effects of its existing pension plans in its financial statements using various assumptions and the use of independent actuaries. If any of the underlying assumptions were to change, the carrying value of the pension assets and obligations may require adjustment, and (vi) the Company's financial covenants, as defined in its credit facilities, were based, in part, by estimates of future results of the Company's operations. If actual results were not to meet those expectations, the Company may not meet its financial covenants and may be required to obtain waivers for those covenants.

Inflation

Inflation has not been material to the Company's operations for the periods presented.

Backlog

The Company's backlog of orders as of December 31, 2001, was approximately $33.4 million. The Company includes in its backlog only accepted purchase orders. However, backlog is not necessarily indicative of future sales. In addition, purchase orders can generally be cancelled at any time without penalty.

New Accounting Pronouncements

On January 1, 2001, the Company adopted Financial Accounting Standard ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement did not have a material impact on the Company's consolidated financial statements.

In July 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001.

The provisions of SFAS 141 provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amount of certain intangible assets into or out of goodwill.

The provisions of SFAS 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur which would impact the carrying value of such assets), and (iii) require that the Company's operations be formally identified into reporting units for the purpose of assessing potential future impairments of goodwill. Goodwill amortization for the years ended December 31, 2001, 2000 and 1999 was approximately $3.6 million, $2.6 million and $2.5 million, respectively.

In the first quarter of 2002 the Company will apply the new rules on accounting for goodwill and other intangible assets and will make determinations as to what amounts of goodwill, intangible assets and long term debt should be allocated to its reporting units. In addition, the Company will perform the first of the required impairment tests of goodwill. The Company has not yet determined what the effect, if any, that these tests will have on the earnings and financial position of the Company.

In October 2001, FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 provides guidance on the accounting for long-lived assets to be held and used and for assets to be disposed of through sale or other means. FAS 144 also broadens the definition of what constitutes a discontinued operation and how such results are to be measured and presented. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of FAS 144 to have a material impact on the earnings or financial position of the Company.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary exposure to market risk is related to the variability in interest rates associated with the $85.0 million outstanding under its term loan and with any amounts outstanding under its $40-million revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the agreement. Principally all of the borrowings under the term loan are locked in at approximately 4.43% until March 15, 2002, when the underlying LIBOR contract is up for renewal. At December 31, 2001 the Company had no borrowings under its line of credit and was two payments ahead of schedule on its term debt. A 1% change in the interest rate for the Company's credit facilities in place in Fiscal 2001 would have resulted in a change in the Company's interest expense of approximately $940,000. The senior notes bear a fixed rate of interest and therefore are not subject to market risk. The Company does not hold derivative financial instruments or believe that material imbedded derivatives exist within its contracts.

Item 8. Financial Statements and Supplementary Data

The Company's consolidated financial statements for the three years ended December 31, 2001, together with the report of PricewaterhouseCoopers LLP dated February 15, 2002, are included elsewhere herein. See Item 14 for a list of the consolidated financial statements and consolidated financial statement schedule.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None

                                    PART III

Item 10. Directors, Executive Officers and Key Employees of the Company

The following table sets forth information with respect to the directors, executive officers and other key employees of the Company as of December 31, 2001. All directors and officers of the Company hold office until the annual meeting of stockholders next following their election, or until their successors are elected and qualified.

Name                       Age              Position
----                       ---              --------

John S. Dyson              59               Chairman of the Board of Directors of KCI and KCLLC

Clay B. Lifflander         39               Director of KCI and KCLLC.  Chief Executive Officer of
                                            KCLLC.

Robert B. Kay              39               Director of KCI and KCLLC.  President of KCLLC.

Alan L. Rivera             39               Director of KCI and KCLLC, Vice President and Secretary of
                                            KCI and KCLLC

George M. Scherer          48               Director of KCI and KCLLC, Vice President of KCI and
                                            President of BWE

Philip E. Berney           38               Director of KCI and KCLLC

Tom R. Wall, IV            42               Director of KCI and KCLLC

Albert W. Weggeman         38               Senior Vice President of Operations

Keith A. McGowan           39               Chief Financial Officer and Vice President of KCLLC

J. Marty O'Donohue         51               President of Marinco

Daryl A. Lilly             41               President of Gits

Michael L. Colecchi        52               President of Hudson and ESP

A. Jack Hoppenjans         65               President of Turner

John S. Dyson has been Chairman of the Board of Directors of the KCI, KCLLC and Finance Corp. since their inception. Since 1996, Mr. Dyson has been Chairman of the Board of Directors of Millbrook Capital Management ("Millbrook"), a management company providing executive level services to the Company under the Management Agreement. From 1996 to December 2001 he served as Chairman of the Mayor of the City of New York's Council of Economic Advisors. From 1994 to 1996, Mr. Dyson served as Deputy Mayor for Finance and Economic Development for the City of New York. From 1982 to 1993 Mr. Dyson was the Chairman of Dyson-Sinclair Associates, a management company and the predecessor of Millbrook. From 1976 to 1979, he served as Commissioner of the New York State Department of Commerce. Mr. Dyson was Vice Chairman of Dyson-Kissner-Moran Corporation from 1970 to 1975, at which time he was appointed to the position of Commissioner of the New York State Department of Agriculture.

Clay B. Lifflander has served as a director of KCI and KCLLC since their inception. Mr. Lifflander was elected Chief Executive Officer in November 1999. Before November 1999, Mr. Lifflander had been President of KCI since its inception. Mr. Lifflander has been President of Millbrook since 1995, and from 1994 to 1995, Mr. Lifflander was President of the New York City Economic Development Corporation. Previously, Mr. Lifflander was Managing Director in the Mergers and Acquisitions Group at Smith Barney Inc., where he worked from 1984 to 1994.

Robert B. Kay was elected President of KCLLC in November 1999. Prior to his election he had served as the Chief Financial Officer of KCLLC since February 1999. Mr. Kay became a director of KCI and KCLLC in March 1999. From August 1998 through December 1998, Mr. Kay was the Senior Vice-President and Chief Financial Officer, as well as a director, of Tiffen Manufacturing Corp., a manufacturer and distributor of photographic and imaging products. From January 1994 through August 1998, Mr. Kay was a Senior Vice-President and Chief Financial Officer of Oxford Resources Corp. (renamed NationsBank Auto Leasing, Inc.), a publicly traded consumer finance company.

Alan L. Rivera has been the Vice President, Secretary and a Director of KCI, KCLLC and Finance Corp. since their inception. Since September 1996, Millbrook has employed Mr. Rivera, as Chief Financial Officer and General Counsel. From 1994 to 1996, Mr. Rivera served as Executive Vice President of Finance and Administration and General Counsel of the New York City Economic Development Corporation. From 1990 to 1994, Mr. Rivera was an associate with the New York City law firm of Townley & Updike, specializing in corporate finance matters, and from 1987 to 1990, Mr. Rivera was an associate with Mudge, Rose, Guthrie, Alexander and Ferdon, specializing in public finance matters.

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

Philip E. Berney has served as a director since May 2000, and is a board designee of Kelso. Mr. Berney joined Kelso & Company, a private investment firm in 1999, as one of its Managing Directors. Previously, Mr. Berney worked at Bear, Stearns & Co. Inc. where he was a Senior Managing Director. He also serves as a director of CDT Acquisition Corp. and Armkel, LLC.

Thomas R. Wall, IV has served as a director since May 2000, and is a board designee of Kelso. Mr. Wall has held various positions of increasing responsibility with Kelso & Company, a private investment firm, since 1983, and currently serves as one of its Managing Directors. Mr. Wall also serves as a director of AMF Bowling, Inc., Citation Corporation, Consolidated Vision Group, Inc., Cygnus Publishing, Inc., IXL Enterprises Inc., Mitchell Supreme Fuel Company, Mosler, Inc., Peebles Inc., and 21st Century Newspapers, Inc.

Mr. Albert W. Weggeman joined the Company in March 2001 as Senior Vice President of Operations. From November 1997 to March 2001, Mr. Weggeman held positions in General Electric Company ("GE") Industrial Systems division as Manager - Mergers & Acquisitions, and most recently as President and General Manager of Midwest Electric (a GE subsidiary). Prior to GE, Mr. Weggeman was the Director of Marketing for Norton Coated Abrasives.

Keith A. McGowan was appointed the Chief Financial Officer of KCLLC in November 1999. Prior to this promotion, he had served as KCLLC's Principal Accounting Officer since April 1999. From April 1998 to March 1999, Mr. McGowan was a self-employed consultant. From July 1997 to April 1998, he served as the Vice President of Finance of Digitec 2000, Inc., a distributor of prepaid phone products. From November 1985 to June 1997, Mr. McGowan was employed by BDO Seidman, LLP, an accounting and consulting firm, where he was promoted to Partner in July 1995.

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

Daryl Lilly has been the President of Gits since June of 2000. From February 1999 through June 2000, Mr. Lilly served as Executive Vice President, Vice President of Product Development and Engineering Manager for Gits. From January 1997 to February 1999, Mr. Lilly was the Plant Engineering Manager for Reman, Inc. In addition to his experience with the Company, Mr. Lilly has 15 years of experience in various automotive component manufacturing industries.

A. Jack Hoppenjans has been President of Turner since 1982. He joined Turner in 1960 as a mechanical designer and has held various positions with the Turner during his 40 year tenure.

Item 11. Executive Compensation

                           SUMMARY COMPENSATION TABLE

The summary table sets forth information with respect to the compensation of each of the named executive officers and key employees for services provided in all capacities to the Company for the three years in the period ended December 31, 2001.

                                                                                                   Long Term
                                                                                                  Compensation
                                                         Annual Compensation                         Awards
                                        --------------------------------------------------    ---------------------
                                                                           Other Annual             Securities
   Name and Principal                                                      Compensation         Underlying Options
       Position                  Year      Salary ($)         Bonus            ($)                    (2)
------------------------------ -------- --------------- ---------------- -----------------    ---------------------
Clay B. Lifflander (1),
  Chief Executive Officer       2001          --              --                --                   --
                                2000          --              --                --                  30,000
                                1999          --              --                --                   --

Robert B. Kay (3),
  President                     2001         $295,000         $  --    (4)      --                   --
                                2000         $266,178         $138,000         $100,000             30,000
                                1999         $250,000         $125,000                              30,000

Alan L. Rivera (1),
  Secretary                     2001            --              --               --                   --
                                2000            --              --               --                  7,500
                                1999            --              --               --                   --
                                                                                                      --
Albert W. Weggeman (3), SVP
  of Operations                 2001        $ 174,262         $ --     (4)       --                  5,000
                                2000            --              --               --                   --
                                1999            --              --               --                   --

Keith A. McGowan,
  Chief Financial Officer       2001        $ 170,000         $ --     (4)       --                    192
                                2000        $ 143,584         $  48,000        $ 60,000              5,250
                                1999        $  90,000         $  40,000          --                  5,000

George M. Scherer (3),
    President of BWE            2001       $  225,000         $   --   (4)       --                   --
                                2000       $  225,000         $  23,144        $ 72,500              4,000
                                1999       $  225,000         $  23,000          --                   --

(1) The salaries of Clay B. Lifflander and Alan L. Rivera are paid by Millbrook Capital Management, Inc. ("Millbrook") pursuant to the terms of a Management Agreement. See "Certain Relationships and Related Transactions--Management Agreement."
(2)   Long terms awards related to options granted to purchase KCI common stock.
(3) The Company is a party to employment agreements with certain of its key employees.
(4) The 2001 bonuses for Robert B. Kay, Albert W. Weggeman, George M. Scherer and Keith McGowan have yet to be determined. The bonuses of these individuals are at the discretion of the Board of Directors of KCLLC.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table summarizes the options that were granted to named executive officers of the Company in the fiscal year ended December 31, 2001.

-----------------------------------------------------------------------------------------------------------------
                                                                                   Potential Realizable Value at
                                                                                   Assumed Annual Rates for Option
                               Individual Grants                                               Term (1)
------------------------------------------------------------------------------    -------------------------------
                    Number of       Percent of
                   Securities        Total
                    Underlying       Options
                     Options      /SARS Granted
                      /SARS       to Employees      Exercise     Expiration
      Name         Granted (#)   in Fiscal Year   Price ($/sh)      Date                5%             10%
------------------ ------------- --------------- --------------- ------------     --------------- --------------
Albert W. Weggeman     5,000           39.3%         $125.00      1/02/11            $444,000     $1,159,000

Keith A. McGowan         192            1.5%         $125.00      1/02/11             $16,000        $40,000

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

             AGGREGATED OPTION/SAR EXERCISES DURING FISCAL 2001 AND
                           YEAR END OPTION/SAR VALUES

The following table provides information related to the number and value of options held by the named executive officers at December 31, 2001.

                           Number of Securities underlying Unexercised    Value of Unexercised In-the-Money Options
                                     Options at Year End (1)                           at Year End (1)
                          ---------------------------------------------- ---------------------------------------------
          Name                 Exercisable           Unexercisable            Exercisable         Unexercisable
          ----                 -----------           -------------            -----------         -------------
Clay B. Lifflander                3,333                  26,667             $     -                $   -

Robert B. Kay                    15,714                  34,286             $1,207,115             $92,885

George M. Scherer                   444                   3,556             $     -                $   -

Alan L. Rivera                      833                   6,667             $     -                $   -

Albert W. Weggeman                  555                   4,445             $     -                $   -

Keith A. McGowan                  3,522                   4,720             $  115,833             $ 417

(1) Assumes management's estimate of fair market value of $100.00 per share of common stock at December 31, 2001.

Employment and Related Agreements

The employment agreement with Robert B. Kay, President of the Company, is dated March 1, 1999, terminates March 1, 2004 and provides for, among other things, a base salary of $295,000 per annum with yearly increases based on the consumer price index, an annual incentive bonus in the event Mr. Kay and the Company reach certain performance goals, a car allowance, and vacation and benefits commensurate with the plans and programs generally offered by the Company to employees of the same level and responsibility of Mr. Kay. The agreement also provides that Mr. Kay will not compete with the Company for two years after termination of his agreement and contains certain confidentiality provisions.

In March 2001, the Company signed an employment agreement with Albert W. Weggeman, the Company's Senior Vice President of Operations, which terminates in March 2006. The agreement provides for a base salary of $212,500 per annum and entitles Mr. Weggeman to merit increases in his compensation after one year of service. In addition, the agreement provides for incentive compensation based on the performance of the Company and Mr. Weggeman. The agreement provides for vacation and benefits commensurate with the plans and programs generally offered by the Company to employees of the same level and responsibility of Mr. Weggeman. The agreement also provides that Mr. Weggeman will not (i) compete with Company for two years after termination of his agreement, and (ii) at any time following the termination of the agreement directly or indirectly contact or do business with any customers of the Company as defined in the agreement. In connection with the execution of the agreement Mr. Weggeman received an option to purchase 5,000 shares of the Company's common stock at $125 per share. The option is exercisable for a period of ten years. One-third of the shares underlying the option vest over a period of three years, beginning at December 31, 2001. The remaining shares vest upon certain events as defined in the option agreement.

In December 2001, the Company signed a new employment agreement with George M. Scherer, President of Elliott and board member of KCI and KCLLC, which terminates in December 1, 2006. The agreement provides for a base salary of $254,000 per annum, incentive compensation, as defined in the agreement and the use of a company car. In addition, Mr. Scherer is entitled to vacation and other benefits commensurate with the plans and programs generally offered by the Company to employees of the same level and responsibility of Mr. Scherer. The agreement also provides that Mr. Scherer will not (i) compete with Company for three years after termination of his agreement, and (ii) for a period of three years after the termination of the agreement directly or indirectly contact or do business with any customers or former customers of the Company as defined in the agreement.

1998 Long-Term Incentive Plan

KCI's 1998 Incentive Compensation Plan (the "1998 Plan") was adopted to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants of KCI, KCLLC and its subsidiaries and to promote the success of the Company's business. Options granted under the 1998 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. In addition, stock appreciation rights, and restricted stock awards and other stock-based awards may be granted under the 1998 Plan. No further grants will be made under the 1998 Plan. As of December 31, 2001, options to purchase an aggregate of 51,972 shares were outstanding under the 1998 Plan at a weighted average exercise price of $40 per share, of which options to purchase 43,587 shares are currently exercisable.

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

Key Components Stock Incentive Plan

In May 2000, the Company adopted the Key Components, Inc. Stock Incentive Plan (the "KCI Plan"). Approximately 205,000 shares of KCI's Common Stock have been reserved for options issued under the KCI Plan. Options granted under the 1998 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. At December 31, 2001, the Company had options for approximately 130,000 shares of common stock at a weighted average exercise price of approximately $118 per share outstanding under the Plan. Options for approximately 45,000 shares vest over the next three years. The options for the approximately 85,000 remaining shares vest only after a change in control of the Company and if the Company's Preferred Shareholders obtain a targeted return on their investment. The Company would take a charge to earnings for the accretion in value upon the date that the Company is reasonably assured that such criteria would be satisfied. At December 31, 2001, options to purchase approximately 15,100 shares issued under the KCI Plan were vested.

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

Stock Appreciation Rights

In connection with the VFC acquisition, KCI issued SARs to certain members of operating subsidiary management. The SARs, which were fully vested, entitle the holder to receive, in cash, the difference between the exercise price and market value of KCI stock as of the date of exercise. The Company was required to record as compensation expense any net accretion in the value of the SARs based on current market value of KCI stock. For Fiscal 2000 and Fiscal 1999, the Company included in continuing operations approximately $1.6 million and $4.2 million in compensation expense related to the SARs. All of the SARs were exercised in connection with the Recapitalization, with the holders of the SARs using a substantial portion of their after-tax proceeds to purchase shares of KCI common stock.

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

The Company also has two 401(k) plans, which the employees of Acme participate in. There is no Company match in the plans. All funds, which are participant contributions, are vested to the employee. One of the 401(k) plans was divested as part of the divestiture of the Electronics division of Acme.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Company is comprised of KCLLC, a Delaware corporation which is a parent holding company for its wholly owned subsidiaries, including Key Components Finance Corp. KCI holds the entire member interests in KCLLC. KCI has no material assets other than its interest in KCLLC and has no operations. The following table sets forth information concerning the beneficial ownership of KCLLC membership interests, as of February 20, 2002 of (i) each person known to own beneficially more than 5% of KCLLC membership interest and KCI's outstanding Common Stock, (ii) by each director, executive officer and key employee of the Company and/or any of its subsidiaries and (iii) all such directors, executive officers, and key employees as a group. All shares are owned with sole voting and investment power, unless otherwise indicated.

           Beneficial Owner                        Address             Common Stock Beneficially Owned
                                                                               Shares (1)                % (2)
John S. Dyson                           Key Components, LLC
                                          200 White Plains Road                223,932 (3)               16.5%
                                          Tarrytown, NY 10591

Clay B. Lifflander                      Key Components, LLC
                                          200 White Plains Road                176,780(3)(4)             13.0%
                                          Tarrytown, NY 10591

Robert B. Kay                           Key Components, LLC
                                          200 White Plains Road                 21,904(5)                 1.6%
                                          Tarrytown, NY 10591

Alan L. Rivera                          Key Components, LLC
                                          200 White Plains Road                 15,595(6)                 1.1%
                                          Tarrytown, NY 10591

George M. Scherer                       Key Components, LLC
                                          200 White Plains Road                 53,301(7)                 3.9%
                                          Tarrytown, NY 10591

Philip Berney                           Kelso & Co.                            918,065(8)                67.5%
                                        320 Park Avenue
                                        New York, NY 10022

Thomas R. Wall, IV                      Kelso & Co.                            918,065(8)                67.5%
                                        320 Park Avenue
                                        New York, NY 10022

Kelso & Co.                             Kelso & Co.                            918,065(8)                67.5%
                                        320 Park Avenue
                                        New York, NY 10022

Albert W. Weggeman                      Key Components, LLC                        555(9)                 0.0%
                                          200 White Plains Road
                                          Tarrytown, NY 10591

Keith A. McGowan                        Key Components, LLC
                                          200 White Plains Road                  3,522(10)                0.3%
                                          Tarrytown, NY 10591

All Officers and Directors (8 persons)  Key Components, LLC
                                          200 White Plains Road              1,300,377(11)               95.6%
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

(4) Includes 464 shares of KCI Common Stock owned of record by trusts for the benefit of Mr. Lifflander's minor children, or which Mr. Lifflander is a trustee and 113,279 shares of KCI Common Stock owned of record by the Dyson Trusts, of which Mr. Lifflander is a trustee. Also includes vested options to purchase 3,333 shares of KCI Common Stock.

(5) Represents vested options to purchase 21,904 shares of KCI Common Stock. See "Executive Compensation."

(6) Includes vested options to purchase 833 shares of KCI Common Stock. See "Executive Compensation."

(7) Includes vested options to purchase 444 shares of KCI Common Stock. See "Executive Compensation."

(8) Includes 918,065 shares of KCI Preferred Stock owned by Kelso and its affiliates, which are convertible at the option of the holder into 918,065 shares of KCI Common Stock.

(9) Represents vested options to purchase 555 shares of KCI Common Stock. See "Executive Compensation"

(10) Represents vested options to purchase 3,522 shares of KCI Common Stock. See "Executive Compensation"

(11) Includes 113,279 shares of KCI Common Stock owned of record by the Dyson Trusts and 464 shares of KCI common stock owned of record by trusts for the benefit of Mr. Lifflander's minor children, of which Mr. Lifflander is a trustee and 918,065 shares of KCI Preferred Stock owned by Kelso and its affiliates.

Item 13. Certain Relationships and Related Transactions

ESP Lease

The Company rents its Leominster; Massachusetts manufacturing facility under an operating lease agreement entered into with a company that is co-owned by the former President of ESP and a shareholder of KCI. The lease, which expires on May 31, 2003, provides for annual rent increases based on the CPI. Rental payments amounted to $213,000, $208,000 and $203,000 for the three years ended December 31, 2001, 2000 and 1999, respectively.

BWE Lease

The Company rents one of its manufacturing facilities under an operating lease agreement entered into with a company which is co-owned by George Scherer who is a member of the Board of Directors of KCI and KCLLC, a shareholder of KCI and the President of BWE. The terms of the lease, which expires December 31, 2008, provide for annual rent increases of 5%. Rental payments amounted to $159,000, $151,000 and $144,000 in 2001, 2000 and 1999, respectively.

Management Agreement

KCLLC pays management fees to Millbrook, a party related to John S. Dyson, Chairman of the Boards of KCI and KCLLC and a shareholder of the KCI. The Company recorded management fees related to Millbrook of $920,000, $920,000, and $800,000 for Fiscal 2001, 2000 and 1999, respectively. Pursuant to the terms of a Management Agreement, dated as of May 28, 1998, Millbrook provides the Company with executive level services, for an annual base management fee equal to $500,000 (the "Base Fee") payable in quarterly installments, plus an additional fee of $420,000 per year (the "Additional Fee") for Fiscal 2001 and 2000, and $300,000 for Fiscal 1999 and 1998, payable following completion of the Company's audited financial statements for such year. No portion of the Base Fee or the Additional Fee may be paid at the time that any Event of Default (as defined therein) exists under the Company's Indenture, dated as of May 28, 1998 (the "Indenture"). In addition, the Additional Fee may only be paid to the extent that, after giving effect thereto, the Company's Consolidated Coverage Ratio (as defined in the Indenture) exceeds 2.0:1, for the fiscal years ending on or prior to December 31, 1999, and 2.25:1 for the fiscal years ending after December 31, 1999. For Fiscal 2000 the additional fee was increased by $20,000 as a result of the pro forma growth over Fiscal 1999 and in accordance with the management agreement. Any management fee, which are not permitted to be paid at the time due will be deferred (without interest) and will be paid as soon as permitted. Millbrook is also entitled reimbursement for it's out of pocket expenses. As part of the Recapitalization, Millbrook agreed with Kelso to a reduced management fee, commencing in 2002, of $175,000 plus amounts paid to Kelso. Kelso agreed that amounts paid by Millbrook to Kelso out of management fees received by Millbrook from KCI or KCLLC would offset KCI's obligation to Kelso under the Advisory Agreement between Kelso and KCI.

During 2000, KCLLC paid Millbrook $825,000 and $400,000, respectively, for investment advisory services in connection with the acquisition of Acme and the sale of the inverter business. During 1999, KCLLC also paid Millbrook $500,000 and $350,000, respectively, for investment advisory services related to the sale of the Keyhold membership interest and the sale of Multiplex.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                                                                Form 10-K Page
                                                                                                                --------------
(a)      Documents filed as part of the Form 10-K
         (1)  Financial Statements:
         Report of Independent Accountants                                                                            37
         Consolidated Balance Sheet at December 31, 2001 and 2000                                                     38
         Consolidated Statement of Income for the three years ended December 31, 2001                                 39
         Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2001                   40
         Consolidated Statement of Cash Flows for the three years ended December 31, 2001                             41
         Notes to Consolidated Financial Statements                                                                  42-61

         (2)  Financial Statement Schedules:
         Valuation and Qualifying Accounts (Schedule II)                                                              62

(b)      Reports on Form 8-K- none
         -------------------

(c)      Exhibits
         See list of exhibits on page                                                                                 29

(d)      Financial Statement Schedules
         See (a)(2) above                                                                                             62


                                  EXHIBIT INDEX
--------------------------------------------------------------------------------

    Exhibit                                           Description                                         Reference
    -------      --------------------------------------------------------------------------------------   ---------
2.1              Agreement and Plan of Merger.                                                               (1)
2.2              Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 28, 1998.         (1)

2.1              Agreement and Plan of Merger, dated as of May 26, 2000                                     (11)

2.2              Amendment No. 1 to the Agreement and Plan of Merger, dated as of September 18, 2000        (11)

2.3              Amendment No. 2 to the Agreement and Plan of Merger, dated as of October 6, 2000           (11)
2.4              Letter of Transmittal relating to surrendered Shares.                                       (7)
3.1              Certificate of Formation of KCLLC.                                                          (2)
3.2              Limited Liability Company Agreement of KCLLC.                                               (2)
3.3              Certificate of Incorporation of Finance Corp.                                               (2)
3.4              By-Laws of Finance Corp.                                                                    (2)
3.5              Amended and Restated Limited Liability Company Operating Agreement of KCLLC, dated          (5)
                 as of September 1, 1999.
4.1              Indenture, dated as of May 28, 1998, by and among KCLLC, Finance Corp, BWE, Hudson,         (2)
                 ESP and United States Trust Company of New York, as trustee.
4.2              Form of 10 1/2% Senior Notes, Due 2008 (filed as part of Exhibit 4.1).                      (2)
4.3              Exchange and Registration Rights Agreement, dated May 20, 1998, among KCLLC, Finance        (2)
                 Corp, BWE, Hudson, ESP and Societe Generale Securities Corporation.
4.4              Supplemental Indenture, dated as of August 31, 1999, among KCLLC, Finance Corp, Gits        (5)
                 Manufacturing Co., LLC Marine Industries, LLC, Turner Electric, LLC, Hudson Lock,
                 LLC, BWE Manufacturing, LLC, ESP Lock, LLC and United States Trust Company.
4.5              Amendment to Indenture dated August 31, 1999, among KCI and certain of its                  (5)
                 subsidiaries and United States Trust Company.
10.1             Purchase Agreement among KCLLC, Finance Corp, BWE, Hudson, ESP and Societe Generale         (2)
                 Securities Corporation, dated May 20, 1998.
10.2             Form of 10 1/2% Senior Notes, issued by KC LLC and Finance Corp. to certain                 (2)
                 purchasers, and dated as of May 28, 1998 (filed as part of Exhibit 4.1).
10.3             Employment Agreement between BWE and George M. Scherer, dated as of January 16,             (2)
                 1996, as amended March 16, 1996.
10.4             Employment Agreement between KCI and Michael L. Colecchi, dated as of May 15, 1997,         (2)
                 as amended April 27, 1998.
10.5             Employment Agreement between ESP and August M. Boucher, dated as of December 10,            (2)
                 1997.
10.7             1998 Long-Term Incentive Plan of KCI.                                                       (2)
10.8             Management Agreement, dated May 28, 1998, with Millbrook Capital Management Inc.            (2)
10.9             Lease, dated January 1, 1989, between BWE and Empire Realty Company.                        (2)
10.10            Lease, dated December 1, 1992, between RAD Lock, Inc. and S&S Properties, Inc.              (2)
10.12            Lease Agreement, dated June 7, 1990, between BWE and Route 12A Associates, as               (2)
                 amended.
10.12            Lease of Real Property, dated June 1, 1993, between ESP and Massachusetts Colony            (2)
                 Corporation.
10.13            Commercial Lease and Deposit Receipt, dated August 27, 1998, between Hudson and Jim         (2)
                 Jelsema.
10.14            Credit and Guaranty Agreement, dated as of July 27, 1998, among the Issuers, BWE,           (2)
                 Hudson, ESP, Societe Generale, as agent and certain financial institutions named therein.
10.15            Guarantor Security Agreement, dated as of July 27, 1998, among BWE, Hudson, Finance         (2)
                 Corp., ESP and Societe Generale.
10.16            Borrower Security Agreement, dated as of July 27, 1998, between KCLLC and Societe           (2)
                 Generale.
10.17            Pledge Agreement, dated as of July 27, 1998, between KCLLC and Societe Generale.            (2)
10.18            Form of Amended and Restated Credit and Guaranty Agreement, dated as of January 19,         (3)
                 1999, by and among Key Components, LLC, as Borrower, certain of its subsidiaries, as Guarantors, certain financial
                 institutions, as Lenders and Societe Generale, as Agent for
                 Lenders.
10.19            Form of Valley Forge Pledge Agreement, dated as of January 19, 1999, by Valley Forge        (3)
                 Corporation and in favor of Societe Generale.
10.20            Form of Amended and Restated Pledge Agreement, dated as of January 19, 1999, made by        (3)
                 KCLLC in favor of Societe Generale.

10.21            Form of Amended and Restated Borrower Security Agreement, dated as of January 19,           (3)
                 1999, made by KCLLC in favor of Societe Generale.
10.22            Form of Amended and Restated Guarantor Security Agreement, dated as of January 19,          (3)
                 1999, made by BW Elliott Manufacturing Co., Inc., Hudson Lock, Inc., ESP Lock
                 Products Inc., KCI Acquisition Corp., Valley Forge Corporation, Cruising Equipment
                 Company, Force 10 Marine Ltd., Gits Manufacturing Company, Inc., Glendinning Marine
                 Products, Inc., Atlantic Guest, Inc., Heart Interface Corporation, Marine Industries
                 Company, Multiplex Technology, Inc., Turner Electric Corporation, VFC Acquisition
                 Company, Inc., and Valley Forge International Corporation in favor of Societe
                 Generale.
10.23            Agreement and General Release between KCLLC and James D. Wilcox, dated March 9, 1999.       (4)
10.24            Form of Employment Agreement between the Company, Millbrook and Robert Kay, dated           (4)
                 March 1, 1999.
10.25            Share Purchase Agreement among KCI, KCLLC, SGCP and Keyhold dated August 12, 1999.          (5)
10.26            Registration Rights Agreement of KCLLC, dated as of September 1, 1999, among KCI,           (5)
                 KCLLC, SGCP and Keyhold.
10.27            Shareholders Agreement dated as of September 1, 1999, among KCLLC, KCI, SGCP,               (5)
                 Keyhold and certain other shareholders of KCI.
10.28            Amendment No. 2 to Amended and Restated Credit and Guaranty Agreement, dated August         (5)
                 31, 1999 among KCLLC and Certain of its Subsidiaries, Certain Lenders and Societe
                 Generale.
10.29            Joinder Agreement, dated as of August 31, 1999, by Certain Subsidiaries of KCLLC to         (5)
                 Societe Generale.
10.30            Stock Purchase Agreement dated February 24,2000 by and between Trace Holdings LLC           (6)
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


10.38            Employment Agreement between KCI and Albert W. Weggeman dated as of March 9, 2001          (13)


10.39            Employment Agreement between KCI and George M. Scherer dated as of December 1, 2001        (13)

20.1             Notice of Merger, dated November 21, 2000.                                                  (7)
21.1             List of the Company's Subsidiaries.                                                        (12)
25.1             Form T-1 Statement of Eligibility of Trustee.                                               (2)

(1) Previously filed with the Company's Schedule 14D-1, filed on December 9,1998 (Commission File No.5-13949).
(2) Previously filed with the Company's registration statement on Form S-4 (File No. 333- 59675), which was declared effective on November 9, 1998.
(3) Previously filed with the Company's Current Report on Form 8-K (File No. 333-58675-01), filed February 3, 1999.
(4) Previously filed with the Company's Form 10-K for the year ended December 31, 1998.
(5) Previously filed with the Company's Form 10-Q for the three months ended December 31, 1999.
(6) Previously filed with the Company's Form 10-K for the year ended December 31, 1999.
(7)      Previously filed with the Company's Form 8-K filed on December 6, 2000.
(8)      Previously filed with the Company's Form 8-K filed on April 19, 2000.
(9) Previously filed with the Company's Form 10-Q for the three months ended June 30, 2000.
(10) Previously filed with the Company's Form 10-Q for the three months ended September 30, 2000.
(11) Previously filed with Schedule 14A of Acme, filed October 12, 2000(Commission File No. 001-08277).
(12) Previously filed with the Company's Form 10-K for the year ended December 31, 2000.
(13)     Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       KEY COMPONENTS, LLC

Dated: February 22, 2002               By:      /s/ Clay B. Lifflander
                                                ----------------------

                                                Clay B. Lifflander
                                                Chief Executive Officer


Dated: February 22, 2002               By:      /s/ Robert B. Kay
                                                -----------------

                                                Robert B. Kay
                                                President

Dated: February 22, 2002               By:      /s/ Keith A. McGowan
                                                --------------------

                                                Keith A. McGowan
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 22, 2002             By:      /s/ John S. Dyson
                                              -----------------

                                              John S. Dyson
                                              Director

Dated: February 22, 2002             By:      /s/ Clay B. Lifflander
                                              ----------------------

                                              Clay B. Lifflander
                                              Director

Dated: February 22, 2002             By:      /s/ Alan L. Rivera
                                              ------------------

                                              Alan L. Rivera
                                              Director

Dated: February 22, 2002             By:      /s/ Robert B. Kay
                                              -----------------

                                              Robert B. Kay
                                              Director

Dated: February 22, 2002             By:      /s/ George M. Scherer
                                              ---------------------

                                              George M. Scherer
                                              Director


Dated: February 22, 2002             By:      /s/ Philip E. Berney
                                              --------------------

                                              Philip E. Berney
                                              Director

Dated: February 22, 2002             By:      /s/ Thomas R. Wall, IV
                                              ----------------------

                                              Thomas R. Wall, IV
                                              Director

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KEY COMPONENTS FINANCE CORP.

Dated: February 22, 2002                By:      /s/ Clay B. Lifflander
                                                 ----------------------

                                                 Clay B. Lifflander
                                                 Chief Executive Officer


Dated: February 22, 2002                By:      /s/ Robert B. Kay
                                                 -----------------

                                                 Robert B. Kay
                                                 President

Dated: February 22, 2002                By:      /s/ Keith A. McGowan
                                                 --------------------

                                                 Keith A. McGowan
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 22, 2002                 By:      /s/ John S. Dyson
                                                  -----------------

                                                  John S. Dyson
                                                  Director

Dated: February 22, 2002                 By:      /s/ Clay B. Lifflander
                                                  ----------------------

                                                  Clay B. Lifflander
                                                  Director

Dated: February 22, 2002                 By:      /s/ Alan L. Rivera
                                                  ------------------

                                                  Alan L. Rivera
                                                  Director

Dated: February 22, 2002                 By:      /s/ Robert B. Kay
                                                  -----------------

                                                  Robert B. Kay
                                                  Director

Dated: February 22, 2002                 By:      /s/ George M. Scherer
                                                  ---------------------

                                                  George M. Scherer
                                                  Director


Dated: February 22, 2002                 By:      /s/ Philip E. Berney
                                                  --------------------

                                                  Philip E. Berney
                                                  Director

Dated: February 22, 2002                 By:      /s/ Thomas R. Wall, IV
                                                  ----------------------

                                                  Thomas R. Wall, IV
                                                  Director

Report of Independent Accountants



To the Board of Directors and Member of
    Key Components, LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 29 present fairly, in all material respects, the financial position of Key Components, LLC and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 29 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP



Stamford, CT
February 15, 2002

                                                                                               Key Components, LLC
                                                                                                  and subsidiaries


                                                                                       Consolidated Balance Sheets
                                                                                                    (in thousands)
---------------------------------------------------------------------------------------------------------------------
<
 December 31,                                                                            2001                  2000
---------------------------------------------------------------------------------------------------------------------
 Assets
 Current:
    Cash                                                                            $   5,080             $   3,775
    Accounts receivable, net of allowance for doubtful accounts of
       $1,004 and $808 in 2001 and 2000, respectively                                  25,461                29,129
    Inventories                                                                        30,412                35,337
    Prepaid expenses and other current assets                                           1,986                 2,158
    Prepaid income taxes                                                                1,316                 3,699
    Deferred income taxes                                                               4,025                 3,614
    Assets held for sale                                                                2,250                 9,842
---------------------------------------------------------------------------------------------------------------------
         Total current assets                                                          70,530                87,554
 Property, plant and equipment, net                                                    25,891                27,864
 Goodwill, net                                                                        119,067               118,455
 Deferred financing costs, net                                                          5,259                 6,675
 Intangibles, net                                                                         314                   752
 Prepaid pension cost                                                                   3,588                 3,311
 Other assets                                                                           1,070                 1,060
---------------------------------------------------------------------------------------------------------------------
                                                                                     $225,719             $ 245,671
---------------------------------------------------------------------------------------------------------------------
 Liabilities and Member's Equity
 Current liabilities:
    Current portion of long-term debt                                               $   6,305             $   8,195
    Accounts payable                                                                    8,876                11,552
    Accrued compensation                                                                2,814                 3,198
    Accrued expenses                                                                    7,572                 7,271
    Accrued acquisition costs                                                           1,414                 3,767
    Accrued interest                                                                      888                   904
---------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                     27,869                34,887

 Long-term debt                                                                       159,532               174,516
 Accrued lease costs                                                                      525                   553
 Deferred income taxes                                                                  5,056                 4,982
 Other long-term liabilities                                                            1,062                 2,883
---------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                            194,044               217,821
 Commitments and contingencies
 Member's equity                                                                       31,675                27,850
---------------------------------------------------------------------------------------------------------------------
                                                                                    $ 225,719             $ 245,671
---------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                                                               Key Components, LLC
                                                                                                  and subsidiaries


                                                                              Consolidated Statement of Operations
                                                                                                    (in thousands)
---------------------------------------------------------------------------------------------------------------------

 Year ended December 31,                                                  2001               2000                1999
---------------------------------------------------------------------------------------------------------------------
 Net sales                                                           $ 193,817          $ 160,465           $ 144,400
 Cost of goods sold                                                    122,975             93,847              85,079
---------------------------------------------------------------------------------------------------------------------
            Gross profit                                                70,842             66,618              59,321

 Selling, general and administrative expenses                           41,208             30,290              30,001
 Amortization of goodwill                                                3,558              2,626               2,464
 Cumulative adjustment for Aerospace                                      (721)                 -                   -
 Stock appreciation rights compensation expense and other
    nonrecurring expenses                                                  311              2,334               4,510
---------------------------------------------------------------------------------------------------------------------
            Income from operations                                      26,486             31,368              22,346
 Other income (expense):
    Other income                                                           376                799                 465
    Recapitalization expenses                                                -             (7,937)                  -
    Interest expense                                                   (16,573)           (15,159)            (15,417)
---------------------------------------------------------------------------------------------------------------------
            Income before provision for income taxes,
               discontinued operations and extraordinary
               item                                                     10,289              9,071               7,394
 Provision for income taxes                                              5,558              5,172               2,551
---------------------------------------------------------------------------------------------------------------------
            Income from continuing operations                            4,731              3,899               4,843
---------------------------------------------------------------------------------------------------------------------
 Discontinued operations:
    Loss from operations of the inverter business, net                       -               (146)                (28)
    Loss on disposal of the inverter business, net                           -             (3,842)                  -
---------------------------------------------------------------------------------------------------------------------
 Loss from discontinued operations                                           -             (3,988)                (28)
---------------------------------------------------------------------------------------------------------------------
 Extraordinary loss on early extinguishment of debt (net
    of income tax benefit of $828)                                           -             (1,227)                  -
---------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                                   $   4,731          $  (1,316)          $   4,815
---------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.


                                                                                               Key Components, LLC
                                                                                                  and subsidiaries


                                                                        Consolidated Statements of Member's Equity
                                                                                                    (in thousands)
---------------------------------------------------------------------------------------------------------------------

 Year ended December 31,                                                2001               2000                1999
---------------------------------------------------------------------------------------------------------------------
 Member's equity, beginning of year                                  $27,850            $ 9,411             $ 7,674
 Capital contributions                                                     -              7,111               3,336
 Capital distributions                                                  (906)            (1,420)             (2,317)
 Tax benefits of options exercised                                         -                698                   -
 Tax benefit of deduction related to capitalized
    investment costs                                                       -                221                   -
 Option exercise compensation charge                                       -                 45                   -
 Redeemable member's interest accretion to market value                    -             (3,087)             (4,097)
 Reclass of redeemable member's interest                                   -             16,187                   -
 Net income (loss)                                                     4,731             (1,316)              4,815
---------------------------------------------------------------------------------------------------------------------
 Member's equity, end of year                                        $31,675            $27,850             $ 9,411
---------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.


                                                                                               Key Components, LLC
                                                                                                  and subsidiaries


                                                                             Consolidated Statements of Cash Flows
                                                                                                    (in thousands)
---------------------------------------------------------------------------------------------------------------------

 Year ended December 31,                                                2001               2000                1999
---------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
    Net income (loss)                                              $   4,731           $ (1,316)          $   4,815
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Loss of discontinued operations                                   -              3,988                  28
         Extraordinary loss on early extinguishment of debt                -              1,227                   -
         Provision for doubtful accounts                                 570                148                 164
         Depreciation and amortization                                 9,056              6,818               6,768
         Amortization of deferred finance costs                          933              1,016                 875
         Tax benefits from equity transactions                             -                919                   -
         Deferred income taxes                                         1,207              1,021                (128)
         Loss (gain) on disposal of assets                                 -                  1                  (8)
         Option compensation charge                                        -                 45                   -
         Stock appreciation rights                                         -              1,556               4,211
          (Increase) decrease in (net of effects of acquisitions):
               Accounts receivable                                     4,214             (1,935)               (630)
               Inventories                                             6,985             (4,708)                (91)
               Prepaid expenses and other assets                       2,662               (670)                 77
          Increase (decrease) in (net of effects of acquisitions):
               Accounts payable                                       (3,419)               722                 314
               Accrued expenses and other liabilities                 (5,007)            (1,025)              2,737
---------------------------------------------------------------------------------------------------------------------
            Net cash provided by continuing operations                21,932              7,807              19,132
            Net cash (used in) provided by discontinued
               operations                                                  -                (99)              1,350
---------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                 21,932              7,708              20,482
---------------------------------------------------------------------------------------------------------------------
 Cash flows from investing activities:
    Business acquisitions, net of cash acquired                            -            (46,319)            (87,319)
    Proceeds from business dispositions                                    -             10,721               7,406
    Capital expenditures                                              (4,131)            (3,089)             (2,680)
    Cash provided by assets held for sale                                666                  -                   -
---------------------------------------------------------------------------------------------------------------------
            Net cash used in continuing operations                    (3,465)           (38,687)            (82,593)
            Net cash used in discontinued operations                       -                  -                (258)
---------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                     (3,465)           (38,687)            (82,851)
---------------------------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
    Payments of term debt, notes payable and other
       obligations                                                   (19,056)           (67,583)            (37,050)
    Proceeds from issuance of debt                                     2,800            103,700              82,638
    Deferred financing costs                                               -             (3,771)             (2,189)
    Repayment of outstanding stock appreciation rights                     -             (7,454)                  -
    Capital withdrawals                                                 (906)            (1,420)             (2,317)
    Capital contributions                                                  -              7,111              12,339
---------------------------------------------------------------------------------------------------------------------
            Net cash (used in) provided by financing
               activities                                            (17,162)            30,583              53,421
---------------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents                  1,305               (396)             (8,948)
 Cash and cash equivalents, beginning of year                          3,775              4,171              13,119
---------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of year                            $   5,080           $  3,775           $   4,171
---------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   1.       Organization and Significant Accounting Policies

            Basis of Presentation and Nature of Operations

            The consolidated financial statements as of and for the three years ended December 31, 2001 include the financial statements of Key Components, LLC ("KCLLC"), a Delaware corporation and its wholly-owned subsidiaries (collectively the "Company") from their respective dates of acquisition. All significant intercompany transactions have been eliminated.

            The Company is in the business of the manufacture and sale of custom engineered essential componentry in a diverse array of end use markets. Through its two business segments, mechanical engineered components and electrical components, the Company targets its products to original equipment manufacturers. The Company's electrical components business, whose product offerings include power conversion products, specialty electrical components and high-voltage utility switches which are manufactured by its subsidiaries Acme Electric Corporation ("Acme"), Marine Industries, LLC ("Marinco"), Atlantic Guest, Inc. ("Guest") and Turner Electric, LLC ("Turner"). The Company's mechanical engineered components business, whose product offerings consist primarily of medium security lock products and accessories, flexible shaft and remote valve control components and turbo-charger actuators, are manufactured by Hudson Lock, LLC ("Hudson"), ESP Lock Products, LLC ("ESP"), B.W. Elliott Manufacturing, LLC ("BWE") and Gits Manufacturing, LLC ("Gits").

            KCLLC's assets are limited to the Company's corporate office and its investments in its subsidiaries. KCLLC's financial statements include the related expenses of operating the Company's corporate office. At December 31, 2001, KCLLC was wholly-owned by Key Components, Inc. ("KCI"), a New York corporation. KCI holds no other assets other than its investments in KCLLC and has no operations.

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

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company that are subject to change include, but are not limited to, provision for doubtful accounts, the Acme acquisition accruals (Note 2) and the estimated liabilities related to the pension plans of the Company (Note 10). Actual results could differ from the estimates used by the Company.

            Cash and Cash Equivalents

            For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

            Inventories

            Inventories are stated at the lower of cost or market, on a first-in, first-out basis.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

            Property, Plant and Equipment

            Property, plant and equipment are stated at cost and depreciated using the straight-line method over useful lives of the assets as follows:


           --------------------------------------------------------------
           Buildings and improvements                      20 - 40 years
           Equipment                                        3 - 10 years
           Furniture and fixtures                           3 - 10 years
           Leasehold improvements            Shorter of term of lease or
                                                useful life of the asset
           --------------------------------------------------------------


            Income Taxes

            From May 31, 1997 to August 31, 1999, BWE, Hudson and ESP and its then parent company, KCI, were subchapter S corporations, resulting in the stockholders of KCI being personally liable for the taxes due on the income of those companies. Prior to August 31, 1999, Valley Forge Corporation ("VFC") (Note 2) and its subsidiaries were C corporations and were responsible for paying taxes on their income. Effective August 31, 1999, VFC was merged into KCLLC and most of VFC's subsidiaries, as well as BWE, Hudson and ESP, were converted to limited liability company ("LLC") status. These conversions were accomplished by merging each of the existing subsidiaries into a newly organized Delaware LLC. Upon conversion to LLC status of the subsidiaries, the two members of KCLLC at that time, KCI and Keyhold, became responsible for the taxes due on the income of the Company, apart from the subsidiaries that remained C corporations. As KCI remained an S corporation after the conversions, its stockholders remained personally liable for the taxes on income passed through to KCI from KCLLC. Prior to May 23, 2000, KCLLC distributed to its members the estimated amount of taxes owed on income of the Company. Upon the consummation of the Recapitalization (Note 9(a)), KCI automatically converted to a C corporation for tax purposes. At the same time, KCI acquired Keyhold, which was a C corporation for tax purposes. Beginning May 23, 2000, the Company reflects its tax provision as if it were a C corporation, the status of its member. Keyhold was merged into KCI effective December 31, 2000.

            For the year ended December 31, 1999, the Company's provision for income taxes relates primarily to VFC's consolidated taxable income (as a C corporation) and the taxable income of one subsidiary not converted to LLC status. For the years ended December 31, 2001 and 2000, the Company's provision primarily relates to the C corporation taxes that the Company is responsible for on the taxable income of the Company.

            Deferred income taxes have been recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amounts expected to be realized.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
            Intangibles

            Intangibles at December 31, 2001 primarily consist of costs associated with a licensing agreement and covenants not to compete arising from business acquisitions. These assets are being amortized on a straight-line basis over the lives of the related agreements, which range from five to seven years. Amortization of intangibles charged to continuing operations amounted to approximately $438,000, $506,000 and $681,000 for 2001, 2000 and 1999, respectively.
            Accumulated amortization at December 31, 2001 and 2000 was approximately $3.6 million and $3.1 million, respectively.

            Long-lived Assets

            Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the basis of its long-lived assets based on expectations of undiscounted cash flows related to those assets. Based on its most recent analysis, the Company believes that no impairment of its long-lived assets exists at December 31, 2001.

            Goodwill

            Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net tangible assets. Through December 31, 2001 (see "New Accounting Pronouncements" below) goodwill was being amortized on the straight-line method over thirty-five to forty years. Accumulated amortization at December 31, 2001 and 2000 was approximately $10.3 million and $6.7 million, respectively.

            Deferred Financing Costs

            Debt issuance costs have been deferred and are being amortized on a straight-line basis over the lives of the financings. Amortization charged to continuing operations amounted to approximately $933,000, $1,016,000 and $875,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Accumulated amortization at December 31, 2001 and 2000 was approximately $2.2 million and approximately $1.2 million, respectively.

            Revenue Recognition

            The Company recognizes revenue upon shipment of products to customers, when title passes and all risk and rewards of ownership have been transferred.

            Concentration of Credit Risk

            Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base includes customers in a multitude of industries. Some of its larger customers are focused in the marine, turbocharger, aerospace, lawn and garden and office furniture industries. Due to the distribution of its customer base amongst a large array of end user markets, management does not believe that a significant concentration of credit risk exists at December 31, 2001.

            Fair Value of Financial Instruments

            For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, management believes that the carrying amounts approximate fair value due to their short maturities. The estimated fair value of the Company's long-term debt is based on the current rates offered to the Company for debt of similar maturities and approximates carrying value at December 31, 2001. The Company's Senior Notes (Note 6) are currently market listed at approximately 93% of the their face value, however the market for the notes is highly inactive.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

            New Accounting Pronouncements

            On January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement did not impact on the Company's consolidated financial statements.

            In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001.

            The provisions of SFAS 141 provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amount of certain intangible assets into or out of goodwill.

            The provisions of SFAS 142; (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur which would impact the carrying value of such assets), and (iii) require that the Company's operations be formally identified into reporting units for the purpose of assessing potential future impairments of goodwill.

            In the first quarter of 2002 the Company will apply the new rules on accounting for goodwill and other intangible assets and make the determinations as to what amounts of goodwill, intangible assets and long term debt should be allocated to its reporting units. In addition, the Company will perform the first of the required impairment tests of goodwill. The Company has not yet determined what the effect, if any, that these tests will have on the earnings and financial position of the Company. Goodwill amortization for the years ended December 31, 2001, 2000 and 1999 was approximately $3.6 million, $2.6 million and $2.5 million, respectively.

            In October 2001, FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 provides guidance on the accounting for long-lived assets to be held and used and for assets to be disposed of through sale or other means. FAS 144 also broadens the definition of what constitutes a discontinued operation and how such results are to be measured and presented. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of FAS 144 to have a material impact on the earnings or financial position of the Company.

            Reclassifications

            Certain reclassifications were made to conform prior periods to the current year presentation.


   2.       Acquisitions and Dispositions

            During the three years ended December 31, 2001, the Company acquired the entities described below, which were accounted for by the purchase method of accounting, and the results of operations have been included in the consolidated financial statements since the date of acquisition.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

            (a) Acme Electric Corporation

            On November 21, 2000, the Company acquired all of the outstanding shares of Acme for a purchase price of approximately $47.3 million and assumed liabilities of approximately $28.8 million. In conjunction with the acquisition, the Company repaid approximately $10.4 million of Acme's outstanding long-term debt out of the approximately $28.8 million of liabilities assumed as part of the acquisition. The Company recorded the excess purchase price over net assets acquired of approximately $33.1 million as goodwill. Approximately $3.5 million was recorded to goodwill in 2001 related to the changes resulting from retaining Aerospace, from actual results of Electronics and other changes. The Company ascribed a thirty-five year useful life to goodwill.

            At the time of the acquisition, the Company decided to divest the Acme Aerospace ("Aerospace") division and sell the Acme Electronics ("Electronics") division. In accordance with Emerging Issues Task Force ("EITF") Bulletin 87-11, "Allocation of Purchase Price to Assets to be Sold," the Company recorded the anticipated net proceeds from the sale of these subsidiaries adjusted for the anticipated net cash inflows during the holding period (date of acquisition to date of sale) as assets held for sale. In addition, the net earnings from these subsidiaries during the holding period are excluded from the operations of the Company, in accordance with EITF 87-11. Such results and estimated sale proceeds plus the net cash inflows during the holding periods have been included in goodwill. Aerospace manufactures lightweight high power battery chargers and related power systems for aerospace applications. Electronics is a contract electronics manufacturer for data storage, telecommunications and medical electronic applications.

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

                                    (In thousands)
            --------------------------------------------------------------
            Net sales                                               $4,988
            Cost of goods sold (including depreciation of $75)       3,367
                                                                   -------
                     Gross profit                                    1,621

            Selling, general and administrative expenses
               (including depreciation of $33)                         900
            --------------------------------------------------------------
                     Income from operations                           $721
            --------------------------------------------------------------


            In December 2001, the Company executed an agreement to sell the Electronics division of Acme. The agreement, which closed on February 15, 2002, calls for the Company to receive $100,000 in cash and a 7% per annum $300,000 note receivable due on February 15, 2006. In addition, contingent consideration of up to $2.1 million will be earned, if the Electronics division meets certain annual revenue targets over the next 48 months. Contingent consideration earned, if any, including interest at 7% per annum, will be paid on the fourth anniversary from the date such contingent consideration is earned and will be recorded against goodwill. At December 31, 2001, the approximately $2.3 million recorded as assets held for sale consisted primarily of the tax deduction the Company will receive in 2002 from the tax loss generated from the sale.

            As part of the Company's plan of integrating the Acme acquisition, the Company accrued approximately $2.3 million of severance and related costs and $260,000 of lease exit costs related to exiting Acme's corporate office. At December 31, 2001, $1.2 million of payments had been made related to these accruals. The Acme corporate office was closed in October 2001. The accrued acquisition costs represents a significant estimate and is subject to change based on actual results.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

            At the time of the acquisition, the Company decided to divest two VFC subsidiaries, Force 10 Marine Company ("Force 10") and Multiplex Technology, Inc. ("Multiplex"). In accordance with EITF 87-11, the Company recorded the anticipated net proceeds from the sale of these subsidiaries adjusted for the anticipated net cash outflows during the holding period (date of acquisition to date of sale) as assets held for sale. In addition, the net earnings from these subsidiaries during the holding period were excluded from the operations of the Company, in accordance with EITF 87-11. Such results and sale proceeds have been included in goodwill. The sale of Force 10 was completed on February 26, 1999 for proceeds before taxes of $1.7 million in cash. Multiplex was sold on May 28, 1999 for proceeds before taxes of approximately $4.3 million. The tax liability for the sales of Force 10 and Multiplex was approximately $144,000.

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

            In April 2000, the Company consummated the sale of Heart and Cruising. The Company received approximately $9.0 million in proceeds before any transaction related expenses. Of the $9.0 million of proceeds, $600,000 was placed in escrow in accordance with the agreement. The Company recorded a loss on disposal of Heart and Cruising of approximately $3.3 million. To the extent that cash is released to the Company from escrow, such funds will be recorded as a gain at that time. In July 2001, the Company received notice of a claim against the escrow. At December 31, 2000, the Company had approximately $646,000 of restricted cash related to the escrow included in other assets. The Company has responded to the claim and is awaiting further response from the new owners of Heart and Cruising.

            On December 29, 2000, the Company sold its interests in Mastervolt to the minority shareholders of Mastervolt. The Company received approximately $2.3 million before related expenses and recorded a loss on disposal of approximately $525,000.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

            The summary of the operations of the power inverter business for the years ended December 31, 2000 and 1999 are as follows:

            December 31,                                                                           2000       1999
            --------------------------------------------------------------------------------------------------------
                                                                                                     (in thousands)
            Net sales                                                                             $ 6,573    $23,956
                                                                                                  -------    -------


            Net loss from operations of the inverter business (net of income taxes
              (benefit) of ($111) and $149, respectively)                                         $  (146)   $   (28)
            Loss on disposal of the inverter business (net of income taxes of $0)                  (3,842)        --
                                                                                                  -------    -------
            Net loss of discontinued operations (net of income taxes (benefit) of ($111)
              and $149, respectively)                                                             $(3,988)   $   (28)
            --------------------------------------------------------------------------------------------------------


            On an unaudited pro forma basis, assuming that the Acme acquisition, the Recapitalization transaction (Note 9(a)) and the termination of KCI's S election (Note 1) for tax purposes, and for the 1999 presentation that the VFC acquisition (Note 2(b)), the sale of Glendinning and decision to dispose of the inverter business had occurred on January 1, 1999, the consolidated results of operations of the Company would have been as follows for the years ended December 31, 2000 and 1999:


            Year ended December 31,                                                               2000          1999
            ------------------------------------------------------------------------------------------------------------
                                   (Unaudited)                                                       (In thousands)
            Pro forma net sales                                                                  $220,615       $205,987

            Pro forma income from continuing operations                                          $ 12,666       $  5,523

            Pro forma net income                                                                 $  7,451       $  5,533
            ------------------------------------------------------------------------------------------------------------


            The unaudited pro forma financial information presented above is not necessarily indicative of the results that would have actually occurred had the companies been combined for the period presented.

   3.       Inventories

            Inventories consist of:

            December 31,                                                                           2001           2000
            ------------------------------------------------------------------------------------------------------------
                                                                                                      (in thousands)
            Raw materials                                                                        $ 15,566       $ 17,070
            Work-in-process                                                                         6,808          7,857
            Finished goods                                                                          8,038         10,410
            ------------------------------------------------------------------------------------------------------------
               Total inventory                                                                   $ 30,412       $ 35,337
            ------------------------------------------------------------------------------------------------------------

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   4.       Property, Plant and Equipment

            Property, plant and equipment consists of the following:

            December 31,                                                                           2001           2000
            ------------------------------------------------------------------------------------------------------------
                                                                                                      (in thousands)
            Land, building and improvements                                                      $  9,080       $  8,227
            Equipment                                                                              32,888         31,290
            Furniture and fixtures and leasehold improvements                                       1,517          1,056
            Construction-in-progress                                                                  126            316
            ------------------------------------------------------------------------------------------------------------
                                                                                                   43,611         40,889
            Less:  Accumulated depreciation                                                       (17,720)       (13,025)
            ------------------------------------------------------------------------------------------------------------
                       Total property, plant and equipment                                       $ 25,891       $ 27,864
            ------------------------------------------------------------------------------------------------------------

           Depreciation expense amounted to approximately $5.1 million, $3.8 million and $3.6 million for the years ended December 31, 2001, 2000, and 1999, respectively.

   5.      Operating Segments

           The Company operates in two business segments, the mechanical engineered components business and the electrical components business. The electrical components business product offerings include power conversion products, specialty electrical components and high-voltage utility switches. The mechanical engineered components business manufactures flexible shaft products, turbo charger actuators and related componentry and specialty locks and related accessories.

           The Company evaluates performance and allocates resources based on profit or loss from operations before interest, taxes, depreciation and amortization ("EBITDA"). In its calculation of EBITDA certain charges that management determines as non-recurring are excluded. Segment information is as follows:

                                                                                    Mechanical engineered
            (In thousands)                                 Electrical components          components           Total
            ------------------------------------------------------------------------------------------------------------
            Year ended December 31, 2001:
              Net sales from external customers                   $ 120,401                $  73,416          $ 193,817
              Intersegment net sales                                     --                      135                135
              Segment profit - EBITDA                                20,275                   21,569             41,844
              Segment assets                                        116,576                  100,265            216,841
              Depreciation and amortization                           3,340                    4,159              7,499

            Year ended December 31, 2000:
              Net sales from external customers                   $  71,656                $  88,809          $ 160,465
              Intersegment net sales                                     --                      154                154
              Segment profit - EBITDA                                15,394                   28,816             44,210
              Segment assets                                        115,870                  108,883            224,753
              Depreciation and amortization                           2,241                    4,559              6,800

            Year ended December 31, 1999:
              Net sales from external customers                   $  62,543                $  81,857          $ 144,400
              Intersegment net sales                                    314                      327                641
              Segment profit - EBITDA                                12,528                   24,953             37,481
              Segment assets                                         71,534                   91,037            162,571
              Depreciation and amortization                           2,483                    4,260              6,743
            ------------------------------------------------------------------------------------------------------------

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                 Reconciliation of Selected Segment Information
                      to the Company's Consolidated Totals

Year ended December 31,                                                                   2001             2000             1999
------------------------------------------------------------------------------------------------------------------------------------
Profit or loss:
  Total profit from reportable segments - EBITDA                                         $ 41,844         $ 44,210         $ 37,481
  Reconciling items:
    Corporate expenses                                                                     (4,267)          (1,704)          (2,592)
    Depreciation and amortization                                                          (8,955)          (6,818)          (6,768)
    Interest expense                                                                      (16,573)         (15,159)         (15,417)
    Management fee                                                                         (1,259)          (1,147)            (800)
    Other non recurring charges                                                              (501)         (10,311)          (4,510)
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before provision for income taxes                      $ 10,289         $  9,071         $  7,394
------------------------------------------------------------------------------------------------------------------------------------

December 31,                                                                                      2001                       2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (in thousands)
Assets:
Total assets for reportable segments                                                             $216,841                   $224,753
Assets held for sale                                                                                2,250                      9,842
Corporate assets                                                                                    6,628                     11,076
------------------------------------------------------------------------------------------------------------------------------------
Total consolidated assets                                                                        $225,719                   $245,671
------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31,                                                          2001                  2000                  1999
------------------------------------------------------------------------------------------------------------------------------------
  Geographical Sales Information:                                                                   (in thousands)
  United States                                                                 $173,228              $144,756              $136,856
  Canada                                                                           4,107                 4,245                 1,848
  China                                                                            3,852                 1,617                   175
  England                                                                          2,819                 3,138                   510
  Mexico                                                                           2,259                 1,234                 1,172
  Netherlands                                                                      1,610                    --                    --
  Other                                                                            5,942                 5,475                 3,839
------------------------------------------------------------------------------------------------------------------------------------
                                  Total                                         $193,817              $160,465              $144,400
------------------------------------------------------------------------------------------------------------------------------------

   6.       Long-term debt consists of the following:

December 31,                                                                                    2001                       2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (in thousands)
Senior notes                                                                                   $  80,000                  $  80,000
Term loan and revolving credit facility                                                           85,000                    101,825
Mortgage                                                                                             800                        817
Other                                                                                                 37                         69
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 165,837                    182,711
Less:  Current portion                                                                            (6,305)                    (8,195)
------------------------------------------------------------------------------------------------------------------------------------
           Total long-term debt                                                                $ 159,532                  $ 174,516
------------------------------------------------------------------------------------------------------------------------------------

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

            (a) Senior Notes

            On May 28, 1998, the Company issued $80,000,000 of 10.50% Senior Notes due June 1, 2008, with interest payable semi-annually. The net proceeds from the Senior Notes were used to repay debt, repurchase outstanding warrants and for general corporate purposes. At December 31, 2001 and 2000, the Company has accrued interest on these notes in the amount of $700,000.

            The notes are fully and unconditionally guaranteed, jointly and severally, on a noncollateralized basis, by the subsidiaries of the Company (the "Subsidiary Guarantors"). At December 31, 2001, KCLLC has de minimus assets other than its investments in the Subsidiary Guarantors and cash and no operations other than those of the Company's corporate office. Accordingly, the consolidated financial statements present the combined assets and operations of the Subsidiary Guarantors.

            (b) Term Loan and Revolving Credit Facility

            On September 29, 2000 and in connection with the acquisition of Acme, the Company entered into its current credit facility. The credit facility provides for a six-year $40,000,000 revolving credit facility and a six-year $100,000,000 term loan facility. The credit agreement is guaranteed by KCI and the Company's subsidiaries, and is collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property. The Company closed on the credit agreement in November 2000. The term loan is payable in quarterly installments through September 2006 and the Company may pay the quarterly installments in advance. Both the term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate or the London interbank offered rate ("LIBOR") plus an applicable margin which will vary from 1.00% to 2.75%. The Company has the option to lock in a rate based on the base or LIBOR rate. Rates determined by reference to the LIBOR rate can be set for 30, 90 or 180 days. Base rate and LIBOR were 6.0% and 4.43%, respectively, at December 31, 2001. The revolving credit facility also requires a commitment fee of 0.50% on the unused portion of the facility as well as quarterly facility commitment fees. The facility also allows for up to $5.0 million of outstanding letters of credit. At December 31, 2001 the Company had one outstanding letter of credit for approximately $443,000. In addition, the credit agreement contains certain covenants and restrictions, which require the maintenance of financial ratios, and restrict or limit dividends and other shareholder distributions, transactions with affiliates, capital expenditures, rental obligations and the incurrence of indebtedness. At December 31, 2001, the Company was in compliance with these covenants and restrictions. As of December 31, 2001, the Company had no borrowings outstanding under the revolving credit facility and had $85,000,000 outstanding under the term loan. Accrued interest payable at December 31, 2001 and 2000 was approximately $183,000 and $204,000, respectively.

            (c) Mortgage

            The Company has a mortgage collateralized by one of the Company's manufacturing facilities. The mortgage requires monthly payments of approximately $5,000 of principal and interest at approximately 7.7% per annum with the balance of the principal of approximately $657,000 due May 1, 2008.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

            At December 31, 2001, aggregate principal payments required on all amounts due are as follows:


          Year ending December 31,                           Amount
          ------------------------------------------------------------
                                                         (in thousands)
            2002                                            $  6,305
            2003                                              15,645
            2004                                              18,146
            2005                                              22,523
            2006                                              22,525
            Thereafter                                        80,693
          ------------------------------------------------------------
                                                            $165,837
          ------------------------------------------------------------


   7.       Federal and State Income Taxes

            Income tax expense (benefit) consists of the following:

          Year ended December 31,                                            2001              2000              1999
          -------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
            Current:
               Federal                                                      $ 3,087           $ 2,796           $ 2,261
               State                                                            748             1,356               418
               Foreign                                                          365                --                --
          -------------------------------------------------------------------------------------------------------------
                                Current                                       4,200             4,152             2,679
          -------------------------------------------------------------------------------------------------------------
            Deferred:
               Federal                                                          925               760              (115)
               State                                                            333               260               (13)
               Foreign                                                          100                --                --
          -------------------------------------------------------------------------------------------------------------
                                Deferred                                      1,358             1,020              (128)
          -------------------------------------------------------------------------------------------------------------
            Total provision for income taxes                                $ 5,558           $ 5,172           $ 2,551
          -------------------------------------------------------------------------------------------------------------


            A reconciliation between income taxes computed at the statutory federal rate and income tax expense is as follows:

            Year ended December 31,                                                      2001          2000         1999
            -------------------------------------------------------------------------------------------------------------
            Federal income tax rate                                                      34.0%         34.0%        34.0%
            State income taxes, net of federal benefit                                    7.1           7.9          4.0
            Nondeductible goodwill                                                        8.8           3.9         --
            Recording of temporary differences from changes in tax
              status                                                                     --             2.0         --
            Loss (income) taxed directly to shareholders                                 --             3.1         (6.7)
            Foreign income taxes, net of federal benefit                                  3.3          --           --
            Other permanent differences                                                   1.6           5.1          2.9
            Other, net                                                                   (0.8)          1.0          0.3
            -------------------------------------------------------------------------------------------------------------
                                                                                         54.0%         57.0%        34.5%
            -------------------------------------------------------------------------------------------------------------

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

            Taxable foreign income was approximately $1.0 million for the year ended December 31, 2001 and was primarily generated from operations in Thailand.

            The Company's net deferred assets and liabilities were as follows:

            December 31,                                                                      2001               2000
            -------------------------------------------------------------------------------------------------------------
                                                                                                    (in thousands)
            Deferred tax assets:
              Allowance for doubtful accounts                                                $   355            $   272
              Inventory                                                                        1,628              1,352
              Warranty reserve                                                                   290                166
              Accrued severance and other acquisition costs                                      526              1,024
              Accrued compensation costs                                                         842                510
              Supplemental retirement plan                                                       769                793
              Accrued expenses                                                                   709                334
              Accrued lease costs                                                                204                216
              Other                                                                              282                315
            -------------------------------------------------------------------------------------------------------------
              Total deferred tax assets                                                        5,605              4,982
            -------------------------------------------------------------------------------------------------------------
            Deferred tax liabilities:
              Intangibles                                                                     (2,274)            (1,171)
              Pension                                                                         (1,573)            (1,540)
              Excess depreciation                                                             (2,789)            (3,639)
            -------------------------------------------------------------------------------------------------------------
              Total deferred tax liabilities                                                  (6,636)            (6,350)
            -------------------------------------------------------------------------------------------------------------
              Net deferred tax liability                                                     $(1,031)           $(1,368)
            -------------------------------------------------------------------------------------------------------------


            At December 31, 2001, the Company also had a $1,972,000 deferred tax asset with a 100% valuation allowance relating primarily to capital losses generated from the sales of the inverter business. The Company recorded a 100% allowance since the Company does not believe that it can derive a benefit from this asset at this time. The capital losses expire between 2004 and 2005.


   8.       Commitments and Contingencies

            The Company rents several manufacturing and warehouse facilities under operating lease agreements, two of which are with related parties (Note 11). Rent expense under all lease agreements amounted to approximately $2.1 million, $1.3 million and $1.1 million in 2001, 2000 and 1999, respectively.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

            At December 31, 2001 and 2000, approximately $576,000 and $585,000, respectively, was recorded as accrued lease costs related to leased facilities no longer in use by one of the Company's subsidiaries (Note 11). The accrual represents the discounted future rental payments, net of estimated sublease income. At December 31, 2001 and 2000, approximately $51,000 and $32,000, respectively, were included in accrued expenses.

            The following is a schedule of the future minimum lease payments under operating leases which expire through 2010.

          Year ended December 31,                     Minimum rental payments
          -------------------------------------------------------------------
                                                          (in thousands)
          2002                                               $2,206
          2003                                                1,981
          2004                                                1,537
          2005                                                1,022
          2006                                                  873
          Thereafter                                          2,072
          -------------------------------------------------------------------
                            Total minimum lease payments     $9,691
          -------------------------------------------------------------------

             Consistent with other entities its size, the Company is party to legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Company's results of operations or financial position.


   9.       Members Equity

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

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

            At the closing of the Recapitalization, KCI, Kelso and certain shareholders of KCI entered into a Shareholders Agreement and a Registration Rights Agreement and KCI and Kelso entered into an Advisory Agreement. As part of Advisory Agreement, KCI is required to pay a $325,000 annual management fee to Kelso. Kelso agreed that amounts paid by Millbrook Capital Management ("Millbrook") (Note 11) to Kelso out of management fees received by Millbrook from KCI or KCLLC would offset KCI's obligation to Kelso under the Advisory Agreement between Kelso and KCI.

            Effective upon the consummation of the Recapitalization, KCI has 1.1 million and 10.0 million, respectively, of authorized shares of Preferred and Common Stock. Kelso became the owner of all of the outstanding shares of Preferred Stock. The Preferred Stock is not entitled to vote for the election of directors but is entitled to designate two members of KCI's seven member Board of Directors. In addition, the Preferred Stock has certain approval rights and is convertible into Common Stock at the holder's option (upon conversion, the Preferred Stock would constitute approximately 62.0% of the total outstanding Common Stock of KCI, on a fully diluted basis).

            The Preferred Stock has a liquidation preference equal to its purchase price plus accrued dividends (approximately $1.0 million in cumulative dividends in arrears at December 31, 2001), bears a 1% dividend payable in kind and is redeemable for cash at the option of the holder after June 2, 2009. All of the outstanding Common Stock and options to purchase Common Stock of KCI continue to be held by parties that held such securities prior to the Recapitalization and the parties who purchased Common Stock with the after-tax proceeds from the exercise of their SARs, which are primarily top management and employees of the Company. The aggregate purchase price of the Preferred Stock paid by Kelso was approximately $105,000,000 of which approximately $4,100,000 was paid to KCI. The Company paid approximately $7,900,000 of expenses in connection with the transaction.

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


            (c) Stock Incentive Plans of KCI

            In 1998, KCI adopted a Long-Term Incentive Plan (the "1998 Plan") to attract, retain and provide additional incentive to employees. In 2000, the Company adopted the Key Components, Inc. Stock Incentive Plan (the "KCI Plan"). Awards under either plan may take the form of incentive stock options of KCI or non-qualified stock options of KCI. Upon the adoption of the KCI Plan, no further grants will be made under the 1998 Plan. Options for approximately 15,000 shares of common stock were vested at December 31, 2001. Options to purchase approximately 29,000 shares vest over the next three years. The options for the approximately 86,000 remaining shares vest only after a change in control of the Company and if KCI's preferred shareholders obtain a targeted return on their investment. The vesting event would allow the holder to be compensated for the net accretive value of the underlying shares. The Company would take a charge to earnings for the accretion in value upon the date that the Company is reasonably assured that such criteria would be satisfied. The holders of vested options under the KCI Plan can, under certain circumstances, require KCI to repurchase the shares acquired by exercise of the vested options at fair market value, as defined in the Shareholders Agreement.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Information regarding outstanding stock options is as follows:

                                                                      1998 Incentive Plan             KCI Stock Incentive Plan
                                                                ------------------------------------------------------------------
                                                                                Weighted Average                  Weighted Average
                                                                 Shares          Exercise Price       Shares       Exercise Price
----------------------------------------------------------------------------------------------------------------------------------
Options outstanding at January 1, 1999                            23,000           $     29                 --           $     --

Options granted                                                   55,120                 39                 --                 --

Options exercised                                                     --                 --                 --                 --

Options canceled                                                  (8,000)                35                 --                 --
----------------------------------------------------------------------------------------------------------------------------------
Options outstanding at
 December 31, 1999
                                                                  70,120                 36                 --                 --

Options granted                                                    5,196                 95            118,985                117

Options exercised                                                (20,533)               (33)                --                 --

Options canceled                                                  (1,758)               (80)                --                 --
----------------------------------------------------------------------------------------------------------------------------------
Options outstanding at
 December 31, 2000                                                53,025                 42            118,985           $    117

Options granted
                                                                      --                 --             12,711                125
Options exercised                                                     --                 --                 --                 --

Options canceled                                                  (1,053)               (95)            (1,500)              (122)
----------------------------------------------------------------------------------------------------------------------------------
Options outstanding at
 December 31, 2001                                                51,972           $     40            130,196           $    118
----------------------------------------------------------------------------------------------------------------------------------


Exercise prices per share                                             --            $25-$95                 --           $117-$125
----------------------------------------------------------------------------------------------------------------------------------
Shares available for options                                          --                 --             74,683                 --
----------------------------------------------------------------------------------------------------------------------------------

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     A summary of stock options at December 31, 2001 is as follows:

                                                                                                     -------------------------------
                                                                                                           Options Exercisable
                                                                                                     -------------------------------
                                                                Weighted Average                             Weighted Average
-----------------------------------------------------------------------------------------------      -------------------------------
   Range of                                                                                                                 Exercise
Exercise Prices                                   Shares              Life            Price              Shares               Price
-----------------------------------------------------------------------------------------------      -------------------------------
$25-$35                                           44,578               5.6           $    33              37,434             $    28
$75-$95                                            7,394               7.9           $    85               6,153             $    83
$117-$125                                        130,196               8.7           $   118              15,097             $   117
------------------------------------------------------------------------------------------------------------------------------------
                                                 182,168                                                  58,684
------------------------------------------------------------------------------------------------------------------------------------


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

     Pro forma information regarding net income is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the minimum value method with the following assumptions:


Year ended December 31,                                                            2001                  2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Weighted average risk-free interest rate                                           5.2%                  5.5%                 5.0%
Dividend yield                                                                     None                  None                 None
Weighted average expected life                                                   7.3 years             7.6 years             8 years
------------------------------------------------------------------------------------------------------------------------------------


       Had compensation cost for the stock options been determined based on the fair values at the grant dates, the Company's net income would have been reduced to the pro forma amounts indicated below:

Year ended December 31,                                                                      2001             2000            1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (in thousands)
Net income (loss)
   As reported                                                                              $ 4,731         $(1,316)         $ 4,815
   Pro forma                                                                                $ 4,367         $(1,427)         $ 4,432
------------------------------------------------------------------------------------------------------------------------------------

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

            (d) Accrued Compensation Rights

            In connection with the VFC acquisition, KCI issued SARs to certain members of operating subsidiary management. The Company is required to record as compensation expense any change in the value of the SARs based on current market value of KCI stock. For the years ended December 31, 2000 and 1999, the Company included in continuing operations approximately $1.6 million and $4.2 million, respectively, in compensation expense related to the SARs. The SARs were exercised in connection with the Recapitalization (Note 9(a)).

            (e) KCI Obligations

            As KCI has no operations, it is dependent on KCLLC for financial resources in the form of capital distributions to meet its obligations. KCI obligations include the $105 million of its preferred stock (including any dividends in arrears which was approximately $1.0 million at December 31, 2001) (Note 9(a)), which is redeemable for cash at the option of the holder after June 2, 2009 and the requirement to purchase shares from its common shareholders under certain circumstances. Such repurchases are to be made at fair market value as defined in KCI's shareholder agreement. At December 31, 2001 approximately 1.3 million KCI common shares plus potentially 182,000 shares covered by stock options were subject to repurchase by KCI. The ability of KCLLC to make such capital distributions will be limited by its available resources and is limited by restrictions of debt and other agreements.

            (f) Capital withdrawals

            During the year ended December 31, 2001, KCLLC paid a capital withdrawal to KCI of approximately $906,000. The proceeds were used by KCI to redeem shares of common stock from a stockholder who is no longer employed by the Company. The capital distributions during the years ended December 31, 2000 and 1999 were primarily used to make tax distributions to the members of KCLLC.


 10.        Retirement Plans

            (a) 401(k) Plans

            At December 31, 2001, the Company had three 401(k) plans in effect. The Company's employees at domestic locations, other than those of Acme, are covered under the Key Components LLC Plan, which the Company matches 50% of the employees contributions up to 4% of each covered employee's annual compensation. The employees of Acme are covered by two 401(k) plans. Employer contributions to the Acme plans are discretionary. Employer contributions in the aggregate were approximately $414,000, $404,000 and $496,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

            (b) Profit Sharing Plan

            The Company sponsors a profit sharing plan for all non-union employees at two subsidiaries acquired as part of the VFC acquisition. Under this plan, contributions are discretionary and limited to a percentage of eligible employees' compensation. There was no profit sharing expense for this plan for 2001, 2000 and 1999. At December 31, 2001 the Company was in process of terminating the plan. The Plan is fully funded and no liabilities are anticipated to be generated from the termination.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

            (c) Pension Plans

            The Company has a non-contributory defined benefit pension plan covering substantially all the employees of Acme (the "Acme Pension Plan"). The formula covering the employees of Acme provides pension benefits based upon the employee's individual yearly compensation. The Acme Pension Plan assets are managed and invested by a financial institution. It is the Company's intention during 2002 to initiate the termination of the Acme Pension Plan. At such time that the Plan is terminated, the Company's intention is to allow the employees of Acme to begin to participate in a 401(k) plan with a match equal to that in the Key Components, LLC 401(k) plan. At December 31, 2001 and 2000, the Company had recorded against the prepaid pension asset approximately $2.3 million of anticipated excise tax liabilities and the estimated future employer 401(k) contribution liability related to the participant accounts of former Acme Pension Plan participants who participate in the Key Components, LLC 401(k) plan that will be paid using part of the Acme Pension Plan over funding. In addition, Gits has a noncontributory defined benefit pension plan (the "Gits Plan") covering its union employees retiring after August 1, 1993. Pension benefits are based on a multiple of a fixed amount per month and years of service, as defined in the union agreement. Benefits of the Gits Plan generally vest over a seven-year period. The assets of the Gits Plan are managed and invested by an insurance company.

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

            At December 31, 2001, approximately 0.3% of the plans' assets are invested in cash and cash equivalents, 62.1% are invested in equities and 37.6% is invested in fixed income securities and annuities.

            Summarized information of the Plans, which are reflected from the dates of acquisition (January 1999 for the Gits Plan and November 2000 for the Acme plans) to December 31, 2001 are shown below (in thousands):

         Pension Obligation
         Year ended December 31,                                             2001              2000              1999
         --------------------------------------------------------------------------------------------------------------
            (In thousands)
            Benefit obligation at beginning of year                        $ 17,867          $  1,033          $     --
            Benefit obligations acquired                                         --            16,692             1,366
            Service cost                                                        513                95                43
            Interest cost                                                     1,055               148                60
            Actuarial gain                                                      (29)              (35)             (382)
            Benefits paid                                                      (820)             (128)              (54)
            Other                                                                --                62                --
         --------------------------------------------------------------------------------------------------------------
            Benefit obligation at end of year                              $ 18,586          $ 17,867          $  1,033
         --------------------------------------------------------------------------------------------------------------

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

            Plan Assets
         --------------------------------------------------------------------------------------------------------------
            Year ended December 31,                                              2001           2000            1999
         --------------------------------------------------------------------------------------------------------------
            (In thousands)
            Fair value of plan assets at beginning of year                     $ 23,583       $  1,343        $     --
            Plan assets acquired                                                     --         22,253           1,366
            Actual return on plan assets                                           (733)           119              31
            Benefits paid                                                          (820)          (128)            (54)
            Other                                                                   (34)            (4)             --
         --------------------------------------------------------------------------------------------------------------
            Fair value of plan assets at end of year                           $ 21,996       $ 23,583        $  1,343
         --------------------------------------------------------------------------------------------------------------

            Reconciliation of Funded Status
            Year ended December 31,
                                                                                   2001           2000            1999
         --------------------------------------------------------------------------------------------------------------
            (In thousands)
            Over funded status                                                 $  3,410       $  5,716        $    310
            Unrecognized net actuarial loss (gain)                                2,447           (136)           (310)
         --------------------------------------------------------------------------------------------------------------
            Prepaid benefit                                                       5,857          5,580              --
            Recorded liability for future 401(k) contributions and
              excise taxes                                                       (2,269)        (2,269)             --
         --------------------------------------------------------------------------------------------------------------
            Net Prepaid asset                                                  $  3,588       $  3,311        $     --
         --------------------------------------------------------------------------------------------------------------


             Components of Net Periodic Benefit
             Year ended December 31,
                                                                                 2001           2000            1999
         --------------------------------------------------------------------------------------------------------------
             (In thousands)
             Service cost                                                      $    547       $     99        $     43
             Interest cost                                                        1,055            149              60
             Expected return on plan assets                                      (1,785)          (269)           (116)
             Other                                                                    7             (7)             --
         --------------------------------------------------------------------------------------------------------------
             Net period benefit                                                $   (176)      $    (28)       $    (13)
         --------------------------------------------------------------------------------------------------------------

             Assumption and Method Disclosures
             Year ended December 31,
                                                                                   2001           2000            1999
         ------------------------------------------------------------------------------------------------------------------
             Discount rate                                                     6.00 to 6.50%  6.00 to 6.75%       6.50%
             Expected long-term rate of return on assets                       7.5% to 8.50%      8.50%           8.50%
             Amortization method                                               Straight-line  Straight-line   Straight-line
         ------------------------------------------------------------------------------------------------------------------

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

           (d) Other retirement liabilities

           At December 31, 2001 and 2000, the Company had approximately $1.1 million and $2.9 million recorded as other long-term liabilities related to obligations under Acme's non-qualified Supplemental Executive Retirement Plan ("SERP") and a non-qualified post-retirement benefits plan for certain former officers of Acme. The SERP provides benefits based upon an executive's compensation in the last year of service and is reduced by benefits received from the salaried pension plan. The nonqualified benefits plan provides post retirement health care. Six participants of this plan are retired and receiving payments under the SERP. Due to certain provisions under the SERP, the Company was required to fund approximately $1.1 million to a trust account on behalf of certain of the SERP's participants. In addition, as a result of the final resolution with Acme's former CEO, the Company reduced the liability it had inherited as part of the Acme acquisition. The assets in the trust remain a part of the books and records of the Company and are subject to the Company's creditors.


 11.       Related Party Transactions

           The Company rents one of its manufacturing facilities under an operating lease agreement entered into with a company that is co-owned by the President of BWE who also is a shareholder of KCI. The terms of the lease, which expires December 31, 2008, provide for annual rent increases of 5%. Rental payments amounted to $159,000, $151,000 and $144,000 in 2001, 2000 and 1999, respectively.

           The Company rents its Leominster, Massachusetts manufacturing facility under an operating lease agreement entered into with a company that is co-owned by the former President of ESP who also is a shareholder of KCI. The lease, which expires on May 31, 2003, provides for annual rent increase based on the CPI. Rental payments amounted to $213,000, $208,000 and $203,000 for the three years ended December 31, 2001, 2000 and 1999, respectively.

           The Company pays management fees to Millbrook, a party related to a shareholder of the Company. These management fees amounted to $920,000, $920,000 and $800,000 for the years ended December 31,
           2001, 2000, and 1999, respectively. As part of the Recapitalization, Millbrook agreed with Kelso to a reduced management fee, commencing in 2002, of $175,000 plus amounts paid to Kelso (Note 9(a)). Kelso agreed that amounts paid by Millbrook to Kelso out of management fees received by Millbrook from KCI or KCLLC would offset KCI's obligation to Kelso under the Advisory Agreement between Kelso and KCI.

           During 2000, the Company paid Millbrook $400,000 and $825,000 for investment advisory services related to the sale of the inverter business and the acquisition of Acme, respectively. During 1999, Millbrook received $500,000 and $350,000, respectively, for investment advisory services related to the sale of the Keyhold membership interest and the sale of Multiplex. Such costs are either recorded as part of the respective transactions or are included in deferral financing costs.


 12.       Statement of Cash Flows

          December 31,                                                     2001             2000                 1999
         ----------------------------------------------------------------------------------------------------------------
          Supplemental disclosures of cash flow information:                           (In thousands)
             Cash paid during the year:
                Interest                                                 $  15,608         $ 14,898            $  13,633
                Income taxes                                             $   3,050         $  4,116            $   3,085
         ----------------------------------------------------------------------------------------------------------------

                               Key Components, LLC
                                and subsidiaries


                        Valuation and Qualifying Accounts

------------------------------------------------------------------------------------------------------------------------------------
                                                        Column A          Column B          Column C       Column D       Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                        Balance at        Additions                                       Balance at
                                                       beginning of    Charged to costs  Charged to other                   end of
                      Description                        period          and expenses      accounts (2)   Deductions (1)    period
------------------------------------------------------------------------------------------------------------------------------------
 Allowance for doubtful accounts deducted
    from accounts receivable in the balance sheet:
       Year ended December 31:
         2001                                             $  808             $570             $  105         $(479)         $1,004
         2000                                                510              148                235           (85)            808
         1999                                                175              164                202           (31)            510

 Allowance for excess and obsolete inventory deducted
    from inventory in the balance sheet
       Year ended December 31:
         2001                                             $3,159             $846             $  150         $(378)         $3,777
         2000                                              2,902              439                451          (633)          3,159
         1999                                                411              955              1,571           (35)          2,902
------------------------------------------------------------------------------------------------------------------------------------


--------------
(1) Deductions primarily represent write-offs charged against the allowances listed.
(2) Represents allowance account balances of companies acquired at the date of acquisitions.