Form 10-Q
period 2002-03-31
KEY COMPONENTS LLC
filed 2002-05-13
CIK 1065418

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------
                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended March 31, 2002

                                       Or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

                                   x Yes   / / No
     As of May 10, 2002, all of the membership interests in Key Components, LLC were owned by Key Components, Inc., a privately held New York corporation. All of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

================================================================================

                               KEY COMPONENTS, LLC

                                 Form 10-Q Index

                                 March 31, 2002

                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1. --  Consolidated Financial Statements:

            Balance Sheets..................................................  2
            Statements of Income............................................  3
            Statements of Cash Flows........................................  4
            Notes to Consolidated Financial Statements......................  5

Item 2. --  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 10

Item 3. --  Quantitative and Qualitative Disclosures about Market Risk...... 17

PART  II

Item 6. --  Exhibits and Reports on Form 8-K................................ 18

Signatures  ................................................................ 19

                         PART I -- FINANCIAL INFORMATION

Item 1 -- Consolidated Financial Statements

                      KEY COMPONENTS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                    March 31,      December 31,
                                                                       2002             2001
-------------------------------------------------------------------------------------------------
Assets:                                                            (unaudited)
Current
  Cash                                                             $  2,406         $  5,080
  Accounts receivable, net of allowance for doubtful accounts of $1,273 and $1,004 at March 31, 2002 and December 31,
    2001, respectively                                               26,619           25,461
  Inventories                                                        30,143           30,412
  Prepaid expenses and other current assets                           1,748            1,986
  Prepaid income taxes                                                1,939            1,316
  Deferred income taxes                                               3,841            4,025
  Assets held for sale                                                    -            2,250
-------------------------------------------------------------------------------------------------
    Total current assets                                             66,696           70,530

Property and equipment, net                                          25,388           25,891
Goodwill, net                                                       119,067          119,067
Deferred financing costs, net                                         5,024            5,259
Intangibles, net                                                        231              314
Prepaid pension cost                                                  3,599            3,588
Other assets                                                          1,158            1,070
-------------------------------------------------------------------------------------------------
                                                                   $221,163         $225,719
=================================================================================================

Liabilities and Member's Equity:
Current
  Current portion of long-term debt                                $  6,355         $  6,305
  Accounts payable                                                   12,615            8,876
  Accrued compensation                                                2,634            2,814
  Accrued expenses                                                    7,609            7,572
  Accrued acquisition costs                                           1,248            1,414
  Accrued interest                                                    3,018              888
-------------------------------------------------------------------------------------------------
    Total current liabilities                                        33,479           27,869

Long term debt                                                      147,465          159,532
Deferred income taxes                                                 4,930            5,056
Other long-term liabilities                                           1,552            1,587
-------------------------------------------------------------------------------------------------
    Total liabilities                                               187,426          194,044

Commitments and contingencies

Member's equity                                                      33,737           31,675
-------------------------------------------------------------------------------------------------
                                                                   $221,163         $225,719
=================================================================================================


   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited, in thousands)


 Three months ended March 31,                                  2002            2001
 ----------------------------------------------------------------------------------------
 Net sales                                                  $46,619         $50,797
 Cost of goods sold                                          29,715          32,267
 ----------------------------------------------------------------------------------------
            Gross profit                                     16,904          18,530

 Selling, general and administrative expenses                 9,636          11,030
 Amortization of goodwill                                         -             863
 Other                                                          110               -
 ----------------------------------------------------------------------------------------
            Income from operations                            7,158           6,637
 Other income (expense):
    Other income                                                 54              86
    Interest expense                                         (3,410)         (4,883)
 ----------------------------------------------------------------------------------------
            Income before provision for income taxes          3,802           1,840
 Provision for income taxes                                   1,740             754
 ----------------------------------------------------------------------------------------
            Net income                                      $ 2,062         $ 1,086
 ========================================================================================


   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


For the Three Months Ended March 31,                                 2002            2001
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                    $ 2,062         $ 1,086
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                1,267           2,068
        Amortization of deferred finance costs                         235             257
        Deferred taxes                                                  58               -
        Changes in assets and liabilities:
            Accounts receivable                                     (1,158)         (2,674)
            Inventories                                                269            (853)
            Prepaid expenses and other assets                        1,483             418
            Accounts payable                                         3,658            (360)
            Accrued expenses                                         1,786             238
--------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                       9,660             180
--------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from assets held for sale                                365           1,294
     Capital expenditures                                             (681)         (1,569)
--------------------------------------------------------------------------------------------------
     Net cash used in investing activities                            (316)           (275)
--------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Payments of long-term debt and capital lease obligations      (12,018)         (5,594)
     Proceeds from debt issued                                           -           2,800
--------------------------------------------------------------------------------------------------
     Net cash used in financing activities                         (12,018)         (2,794)
--------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                           (2,674)         (2,889)
Cash and cash equivalents, beginning of period                       5,080           3,775
--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                           $ 2,406         $   886
==================================================================================================


   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

The consolidated financial statements include the financial statements of Key Components, LLC ("KCLLC"), and its subsidiaries, all of which are wholly owned (collectively, the "Company"). All significant intercompany transactions have been eliminated.

The Company manufactures and sells custom engineered essential componentry in a diverse array of end use markets. Through its two business segments, electrical components and mechanical engineered components, the Company targets its products to original equipment manufacturers. The Company's electrical components business products include power conversion products, specialty electrical components and high-voltage utility switches. The Company's mechanical engineered components business products primarily consist of medium security lock products and accessories, flexible shaft and remote valve control components and turbo-charger actuators.

KCLLC's assets are limited to the Company's corporate office and its investments in its subsidiaries. KCLLC's financial statements include the related expenses of operating the Company's corporate office. KCLLC is wholly-owned by Key Components, Inc. ("KCI"), a New York corporation. KCI holds no other assets other than its investments in KCLLC and has no operations.

The accompanying unaudited financial statements of the Company contain all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. The results of operations for the interim periods are not necessarily indicative of the results for full years. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

Certain reclassifications were made to conform the prior periods to the current year presentation.


2. Acquisitions and Dispositions

On November 21, 2000, the Company acquired all of the outstanding shares of Acme Electric Corporation ("Acme") for a purchase price of approximately $47.3 million and assumed liabilities of approximately $28.8 million. In conjunction with the acquisition, the Company repaid approximately $10.4 million of Acme's outstanding long-term debt out of the approximately $28.8 million of liabilities assumed as part of the acquisition. The Company recorded the excess purchase price over net assets acquired of approximately $33.1 million as goodwill.

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

Based on the strength of the operating performance of Aerospace, on June 1, 2001, the Company decided to retain rather than divest Aerospace. On that date and in accordance with EITF 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to be Sold," the Company reallocated the purchase price of Acme as if Aerospace had never been held for sale and recorded a cumulative adjustment for the results of operations of Aerospace from the date of acquisition through May 31, 2001 of $721,000.

In December 2001, the Company entered into an agreement to sell the Electronics division of Acme. Pursuant to this transaction, which closed on February 15, 2002, the Company received $100,000 in cash and a $300,000 note due on February 15, 2006, which bears interest at a rate of 7% per annum. In addition, contingent consideration of up to $2.1 million will be earned if Electronics meets certain annual revenue targets during the next 48 months following the closing. Contingent consideration earned, if any, including interest at 7% per annum accruing on such amount, will be paid on the fourth anniversary from the date such contingent consideration is earned and would be recorded against goodwill.

As part of the Company's plan of integrating the Acme acquisition, the Company accrued approximately $2.3 million of severance and related costs and $260,000 of lease exit costs related to the closure of Acme's corporate office. At March 31, 2002, $1.4 million of payments had been made related to these accruals. The Acme corporate office was closed in October 2001. The accrued acquisition costs represents a significant estimate and is subject to change based on actual results.

3. Inventories

Inventories consist of the following:


(In thousands)                                          March 31,          December 31,
                                                           2002                2001
----------------------------------------------------------------------------------------------
Raw materials                                            $15,331              $15,566
Work-in-process                                            7,149                6,808
Finished goods                                             7,663                8,038
----------------------------------------------------------------------------------------------
         Total inventory                                 $30,143              $30,412
===============================================================================================

4. Operating Segments

The Company conducts its operations through its two businesses, the manufacture and sale of electrical components and mechanical engineered components. The electrical components business produces an array of electrical componentry items for recreational and industrial applications and switches for utility companies, which are utilized in industrial markets. The mechanical engineered components business manufactures flexible shaft products, specialty locks and related accessories and turbo charger actuators and related componentry.

The Company evaluates performance and allocates resources based on profit or loss from operations before interest, taxes and depreciation and amortization ("EBITDA"). In its calculation of EBITDA, certain charges that management determines are non-recurring are excluded. Segment information for the three months ended March 31, 2002 and 2001 is as follows:


(In thousands)                                                           Mechanical
                                                         Electrical      Engineered
                                                         Components      Components         Total
------------------------------------------------------------------------------------------------------
Three months ended March 31, 2002:
   Net sales to external customers                       $   30,233      $   16,386      $   46,619
   Intersegment net sales                                         -              32              32
   Segment profit - EBITDA                                    5,046           4,512           9,558
   Segment assets                                           115,558         100,027         215,585
   Depreciation and amortization                                650             612           1,262
======================================================================================================

Three months ended March 31, 2001:
   Net sales to external customers                       $   29,715      $   21,082      $   50,797
   Intersegment net sales                                         -              26              26
   Segment profit - EBITDA                                    4,679           5,847          10,526
   Segment assets                                           122,034         107,763         229,797
   Depreciation and amortization                                657           1,035           1,692
======================================================================================================

December 31, 2001:
   Segment assets                                        $  116,576      $  100,265      $  216,841
======================================================================================================

Reconciliation of Selected Segment Information to the Company's Consolidated
Totals:

(In thousands)
Three Months Ended March 31,                                      2002                 2001
------------------------------------------------------------------------------------------------------
Profit or loss:
  Total profit from reportable segments- EBITDA                 $  9,558             $ 10,526
  Reconciling items:
     Corporate expenses                                             (842)              (1,249)
     Depreciation and amortization                                (1,267)              (2,068)
     Interest expense                                             (3,410)              (4,883)
     Management fee                                                 (127)                (326)
     Non-recurring expenses                                         (110)                (160)
------------------------------------------------------------------------------------------------------
Total consolidated income before taxes                          $  3,802             $  1,840
======================================================================================================

                                                               March 31, 2002    December 31, 2001
------------------------------------------------------------------------------------------------------
Assets:
   Total assets for reportable segments                         $215,585             $216,841
   Corporate assets                                                5,578                6,628
   Assets held for sale                                                -                2,250
------------------------------------------------------------------------------------------------------
 Total consolidated assets                                      $221,163             $225,719
======================================================================================================

(In thousands)
Three Months Ended March 31,                                      2002                 2001
-----------------------------------------------------------------------------------------------------
Geographical Sales Information:
   United States                                                $ 41,161             $ 45,510
   China                                                           1,147                  865
   England                                                           973                  773
   Canada                                                            917                1,091
   Mexico                                                            398                  907
   Other                                                           2,023                1,651
-----------------------------------------------------------------------------------------------------
Total                                                           $ 46,619             $ 50,797
======================================================================================================


5. Provision for Income Taxes

For the three months ended March 31, 2002 and 2001, the Company's provision for income taxes primarily relates to the federal and state income taxes of its sole member, KCI. Deferred income taxes have been recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. Valuation allowances are recorded when necessary to reduce deferred tax assets to expected realizable amounts.


6. New Accounting Pronouncements

In July 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001.

The provisions of SFAS 141 provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amount of certain intangible assets.

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

The Company is in the process of applying the new rules on accounting for goodwill and other intangible assets and upon completion will make determinations as to what amounts of goodwill, intangible assets and long term debt should be allocated to its reporting units as well as perform the first of the required impairment tests of goodwill, which is required to be completed by June 30, 2002. The Company has not yet determined the effect, if any, these tests will have on the earnings and financial position of the Company.

In October 2001, FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 provides guidance on the accounting for long-lived assets to be held and used and for assets to be disposed of through sale or other means. FAS 144 also broadens the definition of what constitutes a discontinued operation and how such results are to be measured and presented. FAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 144 did not have a material impact on the earnings or financial position of the Company.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

GENERAL

Key Components, LLC ("KCLLC") is the parent holding company of the wholly owned subsidiaries of the Company. Key Components, Inc. ("KCI"), the sole member of KCLLC, holds no other assets other than its investment in KCLLC and has no operations. The Company has two operating business segments, its electrical components ("EC") business and mechanical engineered components business ("MEC"). Through its two businesses, the Company is a leading manufacturer of custom-engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where the Company believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. The EC business' product offerings include power conversion products, specialty electrical components and high-voltage utility switches. The product offerings of the MEC business consist of flexible shaft and remote valve control components, turbo-charger actuators and medium security lock products and accessories.

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

Results of Operations

The following table sets forth, for the periods indicated, consolidated statement of operations data for the Company expressed in dollar amounts (in thousands) and as a percentage of net sales. The financial data set forth includes the result of operations of its wholly owned subsidiaries from their respective dates of acquisition. The data set forth below should be read in conjunction with the Company's consolidated financial statements and notes thereto contained elsewhere in this Form 10-Q.


Three months ended March 31,                               2002                            2001
--------------------------------------------------------------------------------------------------------------
                  (In thousands)                                   % of                             % of
                                                  Amount         Net Sales        Amount         Net Sales
--------------------------------------------------------------------------------------------------------------
Net Sales                                          $46,619         100.0%          $50,797          100.0%

Cost of Goods Sold                                  29,715          63.7            32,267           63.5
--------------------------------------------------------------------------------------------------------------
Gross Profit                                        16,904          36.3            18,530           36.5

Selling, general and administrative expenses         9,636          20.7            11,030           21.7
Amortization of goodwill                                 -             -               863            1.7
Other                                                  110           0.2                 -              -
--------------------------------------------------------------------------------------------------------------
Income from operations                               7,158          15.4             6,637           13.1

Other income                                            54           0.1                86            0.2
Interest expense                                    (3,410)         (7.3)           (4,883)          (9.6)
--------------------------------------------------------------------------------------------------------------
Income before provision for income taxes             3,802           8.2             1,840            3.6
Provision for income taxes                           1,740           3.7               754            1.5
--------------------------------------------------------------------------------------------------------------
Net income                                          $2,062           4.4%          $ 1,086            2.1%
==============================================================================================================

A summary of the Company's segments is as follows:

Electrical Components Business
Three Months Ended March 31,                                      2002                           2001
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                            % of                            % of
                                                         Amount        Net Sales        Amount         Net Sales
---------------------------------------------------------------------------------------------------------------------
Net Sales                                                $30,233        100.0%          $29,715          100.0%
Cost of Sales                                             19,273         63.7            18,972           63.8
---------------------------------------------------------------------------------------------------------------------
Gross Profit                                              10,960         36.3            10,742           36.2

Selling, general and administrative expenses               6,574         21.7             6,722           22.6
Amortization of goodwill                                       -            -               432            1.5
---------------------------------------------------------------------------------------------------------------------
Income from operations                                   $ 4,386         14.5%          $ 3,588           12.1%
=====================================================================================================================

Mechanical Engineered Components
Three Months Ended March 31,                                      2002                           2001
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                                            % of                             % of
                                                         Amount        Net Sales        Amount         Net Sales
---------------------------------------------------------------------------------------------------------------------
Net Sales                                                 $16,386        100.0%         $21,082           100.0%
Cost of Sales                                              10,442         63.7           13,294            63.1
---------------------------------------------------------------------------------------------------------------------
Gross Profit                                                5,944         36.3            7,788            36.9

Selling, general and administrative expenses                2,061         12.6            2,557            12.1
Amortization of goodwill                                        -            -              431             2.0
Other                                                         110          0.7                -               -
---------------------------------------------------------------------------------------------------------------------
Income from operations                                    $ 3,773         23.0%         $ 4,800            22.8%
=====================================================================================================================

Three months ended March 31, 2002 compared to the three months ended March 31, 2001


Net Sales: Net sales for the three months ended March 31, 2002 ("Quarter 2002") decreased by approximately $4.2 million, or 8.2%, from net sales for the three months ended March 31, 2001 ("Quarter 2001"). This decrease was the result of the $518,000, or 1.7%, increase in the net sales of the EC business less the approximately $4.7 million, or 22.3%, decrease in net sales of the MEC business.

For Quarter 2001, the results of operations of the aerospace division of Acme ("Aerospace") were excluded from the consolidated results of the Company due to its classification of being held for sale during that period. Net sales of the EC business, including the net sales of Aerospace in Quarter 2001, declined approximately $2.4 million, or 7.3%, for Quarter 2002 as compared to Quarter 2001. The primary driver was the decline in sales for the power conversion product line of the EC business. Net sales of the power conversion business, including the net sales of Aerospace in Quarter 2001, declined approximately $3.4 million. This decline was the result of lower demand in the industrial and telecom markets for the power conversion product line.

Net sales in the MEC business decreased approximately $4.7 million for Quarter 2002 as compared to Quarter 2001. This decrease is primarily related to the decline in sales of the Company's lock product line, which has continued to experience softness in demand across its major markets.

Gross Profit: Gross profit decreased $1.6 million, or 8.8%, for Quarter 2002 as compared to Quarter 2001, resulting from the $218,000, or 2.0%, increase in the gross profit of the EC business less the decline in gross profit of the MEC business for Quarter 2002 of approximately $1.8 million, or 23.7%.

Gross profit of the EC business, including the results of operations of Aerospace in Quarter 2001, declined approximately $786,000, or 6.7%, for Quarter 2002 as compared to Quarter 2001. The primary driver was the decline in sales for the power conversion product line of the EC business.

The approximately $1.8 million decline in gross profit of the MEC business for Quarter 2002 as compared to Quarter 2001 is primarily due to the decline in sales of the lock product line of the MEC business for Quarter 2002 that resulted from continuing softness in demand across its major markets.

The gross profit, as a percentage of net sales ("GP percentage"), for the EC business increased approximately 0.1% for Quarter 2002 as compared to Quarter 2001. For the MEC business, the GP percentage declined approximately 0.7% during Quarter 2002 as compared to Quarter 2001. The GP percentage for the EC business, including the results of operations of Aerospace in Quarter 2001, increased approximately 0.3% for Quarter 2002 as compared to Quarter 2001. The change in GP percentage for the EC business is the result of product mix and productivity gains. For the MEC business, the change in GP percentage is primarily related to a change in product mix and margin compression resulting from fixed overheads being absorbed by lower sales levels.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses declined approximately $1.4 million, or 12.6%, for Quarter 2002 as compared to Quarter 2001. As a percentage of net sales, SG&A decreased 1.0% for Quarter 2002 as compared to Quarter 2001. SG&A of the EC business decreased approximately $148,000, or 2.2%, for Quarter 2002 as compared to Quarter 2001 and, as a percentage of net sales, declined 0.9%. SG&A of the EC business, including the results of operations of Aerospace in Quarter 2001, declined approximately $728,000, or 10.0%, for Quarter 2002 as compared to Quarter 2001, and, as a percentage of net sales, SG&A declined 0.7%. SG&A of the MEC business, which declined approximately $496,000, or 19.4%, for Quarter 2002 as compared to Quarter 2001, increased as a percentage of net sales by approximately 0.4%.

The decrease in SG&A expenses for Quarter 2002 as compared to Quarter 2001 is primarily related to the declines in SG&A of the EC and MEC businesses and the closure of the corporate office of Acme. For Quarter 2001, the corporate office, which was closed in October 2001, added approximately $812,000 to the consolidated SG&A expenses of the Company during Quarter 2001, including approximately $145,000 of depreciation. Upon the close of the Acme corporate office, all remaining related expenses of that office terminated.

The decline in SG&A of the EC business as a percentage of net sales and in the SG&A of the MEC business were primarily related to the Company's cost reduction initiatives in response to the downturn in the economy. The increase in SG&A as a percentage of net sales of the MEC business primarily resulted from the impact of the sharper decline in the net sales of the MEC business as compared to the cost reductions made by the Company. The Company's MEC business has a lower overhead structure than its EC business due to the lower selling and marketing expenses of the MEC's business, which limits the ability of the Company to reduce the expenses of the MEC business beyond a certain level.

Amortization of Goodwill: Goodwill amortization decreased by approximately $863,000 during Quarter 2002 as compared to Quarter 2001, due to the Company ceasing the amortization of goodwill as of January 1, 2002 as required by Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

In July 2001, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 141, "Business Combinations" and SFAS No. 142 which are effective for fiscal years beginning after December 15, 2001.

The provisions of SFAS 141 provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amount of certain intangible assets.

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

The Company is in the process of applying the new rules on accounting for goodwill and other intangible assets and upon completion will make determinations as to what amounts of goodwill, intangible assets and long term debt should be allocated to its reporting units as well as perform the first of the required impairment tests of goodwill, which is required to be completed by June 30, 2002. The Company has not yet determined the effect, if any, these tests will have on the earnings and financial position of the Company.

Income from Operations: The increase in income from operations of approximately $521,000, or 7.8%, for Quarter 2002 as compared to Quarter 2001, resulted from the decrease in gross profit of approximately $1.6 million offset by the decreases in SG&A expenses of approximately $1.4 million and goodwill amortization of approximately $863,000. The decrease in operating expenses was reduced by $110,000 of other expenses.

Interest Expense: Interest expense decreased by approximately $1.5 million, or 30.2%, during Quarter 2002. This decrease is primarily due to lower levels of outstanding borrowings during Quarter 2002 as compared to Quarter 2001, as well as reduced rates of interest charged on the outstanding principal on the variable rate term loan during Quarter 2002 as compared to Quarter 2001.

Provision for Income Taxes: The provision for income taxes increased approximately $986,000, or 130.8%, for Quarter 2002 as compared to Quarter 2001. The Company's effective tax rate for Quarter 2002 was approximately 45.8% on income before taxes, which resulted primarily from the Company's additional foreign tax liabilities as well as non-deductible professional fees in connection with the Acme acquisition. The Company's effective rate declined approximately 4.8% due to the elimination of goodwill amortization beginning in Quarter 2002. Principally all of the Company's goodwill is non-deductible for tax purposes. The effective rate for Quarter 2001 was 41.0%.

Net Income: Net Income increased by approximately $976,000, or 89.9%, during Quarter 2002 as compared to Quarter 2001. The increase resulted from the increase in income from operations of approximately $521,000, a decrease in other income of approximately $32,000, a decrease in interest expense of approximately $1.5 million and an increase in provision for taxes of approximately $986,000, due to the factors discussed above.

Liquidity and Capital Resources

The Company has historically generated funds from its operations and its working capital requirements generally have not materially fluctuated from quarter to quarter. The Company's other main sources of liquidity have historically been the Company's $80 million of uncollateralized 10.5% senior notes due 2008 and its outstanding credit facilities. The credit facility provides for a six-year $40 million revolving credit facility and a six-year $100 million term loan facility. The credit agreement, guaranteed by the Company's subsidiaries and KCI, is collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property. There were no amounts outstanding under the revolving credit facility at March 31, 2002 or December 31, 2001. The term loan is payable in quarterly installments through September 2006. Both the term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate or the London interbank offered rate ("LIBOR") plus an applicable margin which will vary from 1.0% to 2.75% and require the payment of a commitment fee of 0.50% on the unused portion of the facility as well as quarterly commitment fees.

The credit facility also allows for up to $5.0 million of outstanding letters of credit. At March 31, 2002, the Company had one letter of credit outstanding for approximately $443,000. The letter of credit primarily relates to outstanding Acme workman's compensation claims.

The credit agreement contains certain covenants and restrictions which require the maintenance of financial ratios and restrict or limit dividends and other shareholder distributions, transactions with affiliates, capital expenditures, rental obligations and the incurrence of indebtedness. At March 31, 2002, the Company was in compliance with the covenants of the credit agreement.

The Company's remaining liquidity demands will be for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's senior notes require semiannual interest payments on the outstanding principal. The term loan requires quarterly principal payments. Principal payments required for the next 12 months will be approximately $6.3 million. Under the revolving credit facility and term loan, the Company has the option to lock in a specified interest rate by entering into a contract, for different periods, which cannot exceed 180 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. As of March 31, 2002, the Company had no outstanding commitments for capital expenditures. The Company anticipates its capital expenditures for the year ended December 31, 2002 to be approximately $4.4 million. The expenditures are primarily needed to maintain its facilities and expand its production capacity for the Company's ongoing plan to expand operations in Mexico and in order to take advantage of profitable market opportunities. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility.

KCI has no operations and is dependent on KCLLC for financial resources in the form of capital distributions to meet its obligations. KCI obligations include the liquidation preferences of $107.0 million for its preferred stock plus any dividends payable in arrears (at March 31,2002 there were approximately $1.9 million in cumulative dividends in arrears, payable in kind), which are redeemable for cash at the option of the holder after June 2, 2009, the requirement to purchase shares from its common shareholders under certain circumstances and its tax obligations. Repurchases of KCI Common Stock are made at fair market value as defined in KCI's shareholder agreement. At March 31, 2002 approximately 1.3 million KCI common shares plus potentially 190,000 shares covered by stock options were subject to repurchase by KCI. The ability of KCLLC to make such capital distributions will be limited by its available resources and is limited by restrictions of debt and other agreements. KCLLC reflects the tax obligations of KCI in its tax provision.

Cash flows provided by operating activities were approximately $9.7 million and $180,000 for Quarter 2002 and Quarter 2001, respectively. The net increase of approximately $9.5 million for Quarter 2002 resulted primarily from the decrease in use of cash by the operating assets of the business. During the year ended December 31, 2001 the Company, in response to the downturn in the economy, initiated cost cutting programs and focused on the Company's working capital accounts, specifically accounts receivable, inventory and accounts payable. In addition, as business declined during 2001, cash invested in accounts receivable and inventory declined. For Quarter 2002, accounts receivable and inventory had a net increase of approximately $889,000 as compared to Quarter 2001 when accounts receivable and inventory resulted in a net increase of $3.5 million. Prepaid expenses and other current assets declined by approximately $1.5 million, primarily driven by the Company's use of tax overpayments in the prior year. Accounts payable increased approximately $3.7 million for Quarter 2002. Accrued expenses and other liabilities increased approximately $1.8 million primarily related to the timing of the payments required for accrued interest related to the Company's outstanding debt obligations.

Cash flows used in investing activities were approximately $316,000 and $275,000 for Quarter 2002 and Quarter 2001, respectively. Capital expenditures for Quarter 2002 and Quarter 2001 were approximately $681,000 and $1.6 million, respectively. The decrease in capital expenditures from Quarter 2002 to Quarter 2001 was primarily due to the Company's cost containment strategies in response to the downturn in the economy. Proceeds from the assets held for sale were approximately $365,000 and $1.3 million for Quarter 2002 and Quarter 2001, respectively.

Cash flows from financing activities used net cash of approximately $12.0 million and approximately $2.8 million during Quarter 2002 and Quarter 2001, respectively. The net cash used in financing activities for Quarter 2002 was related to the Company's net repayment of outstanding debt under its existing credit facilities during the two periods. The debt payments during Quarter 2002 were prepayments against its outstanding term loan. The payments are first applied to the Company's next two scheduled payments and then are ratably applied to the remaining required principal payments.

Management believes that the Company's cash flow from operations, together with its borrowing availability under its existing credit facilities, will be adequate to meet its anticipated capital requirements for the next twelve months.

Significant Accounting Policies

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the consolidated financial statements, included in the Company's Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

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

      Goodwill and other intangible assets: At March 31, 2002, the Company had recorded approximately $124.3 million in goodwill and other intangible assets, net of accumulated amortization related to acquisitions made in 2000 and prior years. The recoverability of these assets is subject to an impairment test based on the estimated fair value of the underlying businesses. These estimated fair values are based on estimates of the future cash flows of the businesses. Factors affecting these future cash flows include: the continued market acceptance of the products and services offered by the businesses; the development of new products and services by the businesses and the underlying cost of development; the future cost structure of the businesses; and future technological changes.


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

Significant estimates used by the Company that are subject to change include, but are not limited to (i) the Company's allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for their open accounts receivable with the Company; if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required, (ii) allowances established against its inventory carrying value to record its inventories at net realizable value; if actual market conditions are less favorable than those projected by management, additional inventory allowances may be required, (iii) the Company's valuation allowances against its deferred tax assets; were the Company to determine that it would not be able to realize its deferred tax assets in the future, additional valuation allowances could be required, (iv) the carrying amounts of its long lived assets; if the Company were to determine that the value ascribed to any of its long-lived assets was not recoverable an allowance could be required, (v) the effects of its existing pension plans in its financial statements which the Company records using various assumptions and the use of independent actuaries; if any of the underlying assumptions were to change, the carrying value of the pension assets and obligations may require adjustment, and (vi) estimates of future results of the Company's operations on which the Company's financial covenants, as defined in its credit facilities, were based, in part; if actual results were not to meet those expectations, the Company may not meet its financial covenants and may be required to obtain waivers for those covenants.

Inflation

Inflation has not been material to the Company's operations for the periods presented.

Backlog

The Company's backlog of orders as of March 31, 2002, was approximately $32.3 million. The Company includes in its backlog only accepted purchase orders. However, backlog is not necessarily indicative of future sales. In addition, purchase orders can generally be cancelled at any time without penalty.

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

The Company is in the process of applying the new rules on accounting for goodwill and other intangible assets and upon completion it will make determinations as to what amounts of goodwill, intangible assets and long term debt should be allocated to its reporting units as well as perform the first of the required impairment tests of goodwill, which is required to be completed by June 30, 2002. The Company has not yet determined the effect, if any, these tests will have on the earnings and financial position of the Company.

In October 2001, FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 provides guidance on the accounting for long-lived assets to be held and used and for assets to be disposed of through sale or other means. FAS 144 also broadens the definition of what constitutes a discontinued operation and how such results are to be measured and presented. FAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 144 did not have a material impact on the earnings or financial position of the Company.


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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary exposure to market risk is related to the variability in interest rates associated with the $73.0 million outstanding under its term loan and with any amounts outstanding under its $40-million revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the agreement. Principally all of the borrowings under the term loan are locked in at approximately 4.75% until June 15, 2002, when the underlying LIBOR contract is up for renewal. At March 31, 2002, the Company had no borrowings under its line of credit and was two payments ahead of schedule on its term debt. A 1% change in the interest rate for the Company's credit facilities in place at December 31, 2001 would have resulted in a change in the Company's annual interest expense of approximately $940,000. The senior notes bear a fixed rate of interest and therefore are not subject to market risk. The Company does not hold derivative financial instruments or believe that material imbedded derivatives exist within its contracts.


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

                                             KEY COMPONENTS, LLC


Date: May 10, 2002                           By: /s/Clay B. Lifflander
                                                ----------------------
                                                Clay B. Lifflander
                                                Chief Executive Officer


Date: May 10, 2002                           By: /s/ Robert. B. Kay
                                                --------------------
                                                Robert B. Kay
                                                President


Date: May 10, 2002                           By: /s/Keith A. McGowan
                                                --------------------
                                                Keith A. McGowan
                                                Chief Financial Officer




                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KEY COMPONENTS FINANCE CORP.


Date: May 10, 2002                           By: /s/ Clay B. Lifflander
                                                -----------------------
                                                Clay B. Lifflander
                                                Chief Executive Officer


Date: May 10, 2002                           By: /s/ Robert. B. Kay
                                                --------------------
                                                Robert B. Kay
                                                President

Date: May 10, 2002                           By: /s/ Keith A. McGowan
                                                ---------------------
                                                Keith A. McGowan
                                                Chief Financial Officer