Form 10-Q
period 2002-06-30
KEY COMPONENTS LLC
filed 2002-08-14
CIK 1065418

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended June 30, 2002

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 333-58675


                               KEY COMPONENTS, LLC
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its charter)


                  Delaware                              04-3425424
      -------------------------------        ---------------------------------
      (State or Other Jurisdiction of        (IRS Employer Identification No.)
       Incorporation or Organization)


    200 White Plains Road, Tarrytown NY                    10591
  ----------------------------------------              ----------
  (Address of Principal Executive Offices)              (Zip Code)


                                 (914) 332-8088
              (Registrant's Telephone Number, Including Area Code)
              ----------------------------------------------------


                          KEY COMPONENTS FINANCE CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  Delaware                               14-1805946
      -------------------------------         ---------------------------------
      (State or Other Jurisdiction of         (IRS Employer Identification No.)
       Incorporation or Organization)


    200 White Plains Road, Tarrytown NY                     10591
  ----------------------------------------               ----------
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

                                 [x] Yes [ ] No

         As of August 14, 2002, all of the membership interests in Key Components, LLC were owned by Key Components, Inc., a privately held New York corporation. All of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

================================================================================

                               KEY COMPONENTS, LLC

                                 Form 10-Q Index

                                  June 30, 2002


                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I

Item 1.--    Consolidated Financial Statements:
             Balance Sheets....................................................     2
             Statements of Income..............................................     3
             Statements of Cash Flows..........................................     4
             Notes to Consolidated Financial Statements........................     5

Item 2. --   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................    11

Item 3.--    Quantitative and Qualitative Disclosures about Market Risk........     22

PART  II

Item 6.--    Exhibits and Reports on Form 8-K..................................    22

Signatures   ..................................................................    23


                         PART I -- FINANCIAL INFORMATION

Item 1 -- Consolidated Financial Statements

                      KEY COMPONENTS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                        June 30,                  December 31,
                                                                           2002                        2001
--------------------------------------------------------------------------------------------------------------------
Assets:                                                                (unaudited)
Current
   Cash                                                              $    3,814                   $   5,080
   Accounts receivable, net of allowance for doubtful accounts of  $1,293 and $1,004 at June 30, 2002 and December 31,
     2001, respectively                                                  26,080                      25,461
  Inventories                                                            29,730                      30,412
  Prepaid expenses and other current assets                               1,246                       1,986
  Prepaid income taxes                                                      368                       1,316
  Deferred income taxes                                                   3,835                       4,025
  Assets held for sale                                                        -                       2,250
--------------------------------------------------------------------------------------------------------------------
     Total current assets                                                65,073                      70,530

Property and equipment, net                                              24,836                      25,891
Goodwill, net                                                           107,903                     119,067
Deferred financing costs, net                                             4,644                       5,259
Intangibles, net                                                            160                         314
Prepaid pension cost                                                      3,299                       3,588
Other assets                                                                543                       1,070
--------------------------------------------------------------------------------------------------------------------
                                                                       $206,458                    $225,719
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Liabilities and Member's Equity:
Current
  Current portion of long-term debt                                   $   9,992                   $   6,305
  Accounts payable                                                        8,625                       8,876
  Accrued compensation                                                    3,524                       2,814
  Accrued expenses                                                        6,784                       7,572
  Accrued acquisition costs                                               1,090                       1,414
  Accrued interest                                                          706                         888
--------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                          30,721                      27,869

Long term debt                                                          143,817                     159,532
Deferred income taxes                                                     1,570                       5,056
Other long-term liabilities                                               1,387                       1,587
--------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                  177,495                     194,044

Commitments and contingencies

Member's equity                                                          28,963                      31,675
--------------------------------------------------------------------------------------------------------------------
                                                                       $206,458                    $225,719
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited, in thousands)

                                                  Six months ended June 30,      Three months ended June 30,
                                                 ---------------------------    -------------------------------
                                                     2002           2001           2002          2001
                                                 ---------------------------    -------------------------------
Net sales                                         $  96,397      $ 100,868      $  49,778      $  50,071
Cost of goods sold                                   60,529         63,925         30,814         31,658
---------------------------------------------------------------------------------------------------------------
    Gross profit                                     35,868         36,943         18,964         18,413

Selling, general and administrative expenses         19,233         21,327          9,677         10,297
Cumulative adjustment for Aerospace                    --             (721)          --             (721)
Amortization of goodwill                               --            1,680           --              817
Other                                                   588           --              398           --
---------------------------------------------------------------------------------------------------------------
    Income from operations                           16,047         14,657          8,889          8,020
Other income (expense):
   Other income                                          98            141             44             55
   Interest expense                                  (6,772)        (9,122)        (3,362)        (4,239)
---------------------------------------------------------------------------------------------------------------
    Income before provision for income taxes
    and cumulative effect in change in
    accounting principle                              9,373          5,676          5,571          3,836
Provision for income taxes                            4,281          2,600          2,541          1,846
---------------------------------------------------------------------------------------------------------------
    Income before cumulative effect in change
    in accounting principle                           5,092          3,076          3,030          1,990
Cumulative effect in change of accounting
    principle, net of taxes of $3,360                (7,804)          --             --             --
---------------------------------------------------------------------------------------------------------------
    Net (loss) income                             $  (2,712)     $   3,076      $   3,030      $   1,990
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


For the Six Months Ended June 30,                                       2002          2001
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net (loss) income                                                $ (2,712)     $  3,076
     Adjustments to reconcile net (loss) income to net cash
        provided by operating activities:
        Cumulative effect of change in accounting principle              7,804          --
        Depreciation and amortization                                    2,518         4,175
        Amortization of deferred finance costs                             468           513
             Writedown of deferred finance costs                           145          --
        Deferred taxes                                                      64          --
        Changes in operating assets and liabilities:
            Accounts receivable                                           (619)        1,091
            Inventories                                                    682         2,321
            Prepaid expenses and other assets                            4,471         1,461
            Accounts payable                                              (332)       (3,496)
            Accrued expenses                                              (784)       (3,161)
---------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                     11,705         5,980
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from assets held for sale                                    364         1,737
     Capital expenditures                                               (1,307)       (2,256)
---------------------------------------------------------------------------------------------------
          Net cash used in investing activities                           (943)         (519)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Payments of long-term debt and capital lease obligations          (12,028)      (10,286)
     Proceeds from debt issued                                            --           2,800
     Member withdrawals                                                   --            (865)
---------------------------------------------------------------------------------------------------
         Net cash used in financing activities                         (12,028)       (8,351)
---------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                               (1,266)       (2,890)
Cash and cash equivalents, beginning of period                           5,080         3,775
---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                              $  3,814      $    885
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

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

In December 2001, the Company entered into an agreement to sell the Electronics division of Acme. Pursuant to this transaction, which closed on February 15, 2002, the Company received $100,000 in cash and a $300,000 note due on February 15, 2006, which bears interest at a rate of 7% per annum. In addition, contingent consideration of up to $2.1 million will be earned if Electronics meets certain annual revenue targets during the 48 months following such closing. Contingent consideration earned, if any, including interest at 7% per annum accruing on such amount, will be paid on the fourth anniversary from the date such contingent consideration is earned and will be recorded against goodwill.

As part of the Company's plan of integrating the Acme acquisition, the Company accrued approximately $2.3 million of severance and related costs and $260,000 of lease exit costs related to the closure of Acme's corporate office. At June 30, 2002, $1.5 million of payments had been made related to these accruals. The Acme corporate office was closed in October 2001. The accrued acquisition costs represents a significant estimate and is subject to change based on actual results.

3.   Inventories

Inventories consist of the following:


(In thousands)                   June 30,                     December 31,
                                   2002                           2001
------------------------------------------------------------------------------

Raw materials                    $15,239                         $15,566
Work-in-process                    7,372                           6,808
Finished goods                     7,119                           8,038
------------------------------------------------------------------------------
  Total inventory                $29,730                         $30,412
------------------------------------------------------------------------------
------------------------------------------------------------------------------

4.   Operating Segments

The Company conducts its operations through its two businesses, the manufacture and sale of electrical components ("EC") and mechanical engineered components ("MEC"). The EC business produces an array of electrical componentry items for recreational and industrial applications and switches for utility companies, which are utilized in industrial markets. The MEC business manufactures flexible shaft products, specialty locks and related accessories and turbo charger actuators and related componentry.

The Company evaluates performance and allocates resources based on profit or loss from operations before interest, taxes and depreciation and amortization ("EBITDA"). In its calculation of EBITDA, certain charges that management determines are non-recurring are excluded. Segment information for the six and three months ended June 30, 2002 and 2001 is as follows:


(In thousands)                                     Mechanical
                                       Electrical  Engineered
                                       Components  Components      Total
--------------------------------------------------------------------------------
Six months ended June 30, 2002:
   Net sales to external customers     $ 62,965     $ 33,432     $ 96,397
   Intersegment net sales                  --             75           75
   Segment profit - EBITDA               11,469        9,552       21,021
   Segment assets                       113,300       88,777      202,077
   Depreciation and amortization          1,287        1,213        2,500
--------------------------------------------------------------------------------
Six months ended June 30, 2001:
   Net sales to external customers     $ 60,895     $ 39,973     $100,868
   Intersegment net sales                  --             65           65
   Segment profit - EBITDA               10,625       11,490       22,115
   Segment assets                       121,628      103,552      225,180
   Depreciation and amortization          1,600        2,069        3,669
--------------------------------------------------------------------------------
Three months ended June 30, 2002:
   Net sales to external customers     $ 32,732     $ 17,046     $ 49,778
   Intersegment net sales                  --             43           43
   Segment profit - EBITDA                6,423        5,040       11,463
   Segment assets                       113,300       88,777      202,077
   Depreciation and amortization            637          601        1,238
--------------------------------------------------------------------------------
Three months ended June 30, 2001:
   Net sales to external customers     $ 31,181     $ 18,890     $ 50,071
   Intersegment net sales                  --             39           39
   Segment profit - EBITDA                5,946        5,643       11,589
   Segment assets                       121,628      103,552      225,180
   Depreciation and amortization            720        1,034        1,754
--------------------------------------------------------------------------------
December 31, 2001:
   Segment assets                      $116,576     $100,265     $216,841
--------------------------------------------------------------------------------

Reconciliation of Selected Segment Information to the Company's Consolidated
Totals:


(In thousands)                               Six Months Ended June 30,  Three Months Ended June 30,
                                               2002           2001         2002           2001
----------------------------------------------------------------------------------------------------
Profit or loss:
  Total profit from reportable segments-
   EBITDA                                    $ 21,021      $ 22,115      $ 11,463      $ 11,589
  Reconciling items:
     Corporate expenses                        (1,519)       (2,309)         (677)       (1,059)
     Depreciation and amortization             (2,518)       (4,175)       (1,247)       (2,108)
     Interest expense                          (6,772)       (9,122)       (3,362)       (4,239)
     Management fee                              (251)         (632)         (128)         (306)
     Non-recurring expenses                      (588)         (201)         (478)          (41)
----------------------------------------------------------------------------------------------------
Total consolidated income before taxes
and cumulative effect on change in
accounting principle                         $  9,373      $  5,676      $  5,571      $  3,836
====================================================================================================

                                                                       December
                                              June 30, 2002           31, 2001
--------------------------------------------------------------------------------
Assets:
   Total assets for reportable segments          $202,077              $216,841
   Corporate assets                                 4,381                 6,628
   Assets held for sale                                 -                 2,250
--------------------------------------------------------------------------------
 Total consolidated assets                       $206,458              $225,719
================================================================================


(In thousands)                               Six Months Ended June 30,  Three Months Ended June 30,
                                               2002           2001         2002           2001
----------------------------------------------------------------------------------------------------
Geographical Sales Information:
  United States                                $ 84,821     $ 89,202     $ 43,660     $ 44,644
  China                                           2,368        2,071        1,221        1,150
  England                                         2,127        1,806        1,561          893
  Canada                                          1,712        2,106          795          761
  Mexico                                          1,035        1,764          637          856
  Netherlands                                     1,298          924          688          490
  Other                                           3,036        2,995        1,216        1,277
----------------------------------------------------------------------------------------------------
Total                                          $ 96,397     $100,868     $ 49,778     $ 50,071
====================================================================================================

5.   Provision for Income Taxes

For the three and six months ended June 30, 2002 and 2001, the Company's provision for income taxes primarily relates to the federal and state income taxes of its sole member, KCI. Deferred income taxes have been recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. Valuation allowances are recorded when necessary to reduce deferred tax assets to expected realizable amounts.

6.  Financing amendment


In June 2002, the Company amended its credit agreement (the "Amendment") to provide for revised financial covenant ratios from June 30, 2002 through December 2003 from the original covenant ratios stipulated in the agreement. In addition, the Amendment revises the Company's pricing, the allowed maximum capital expenditures through 2003 and reduces the amount to be paid for permitted acquisitions (as defined) from $15 million to $7.5 million through the end of 2003. In connection with the Amendment, the Company voluntarily reduced its revolving credit facility by $15 million from $40 million to $25 million through the end of 2003. At June 30, 2002, the Company was in compliance with the covenants of the credit agreement, as amended. In connection with the new amendment, as a result of the Company voluntarily reducing its loan commitment through the end of 2003, the Company wrote down $145,000 of the deferred finance costs related to closing the Company's credit facility.


7.  Goodwill

In July 2001, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001.

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

Upon the adoption of SFAS 142, the Company stopped recording goodwill amortization, which totaled $1. 6 million and $817,000 in the six months and three months ended June 30, 2001, respectively. In June 2002, the Company completed the assessment of its reporting units and completed its initial step one impairment test on January 1, 2002 financial information. As a result, the Company identified one reporting unit in the MEC business with a book value of goodwill that exceeded its fair market value, which was estimated using valuation methodology involving discounted cash flows, market and transactional multiples of the reporting units. Further procedures, as prescribed by SFAS 142 will be performed in the third quarter to determine the amount of final impairment. In accordance with SFAS 142, the Company estimated the amount of the impairment and recorded a cumulative effect in change of accounting principle, as of January 1, 2002, of approximately $7.8 million, net of taxes of approximately $3.4 million, to write down the goodwill associated with the Company's lock product line resulting from the current market conditions of that product line.

8.  New Accounting Pronouncements

In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 provides guidance on the accounting for long-lived assets to be held and used and for assets to be disposed of through sale or other means. SFAS 144 also broadens the definition of what constitutes a discontinued operation and how such results are to be measured and presented. FAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the earnings or financial position of the Company.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds FASB Statement No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. . SFAS 145 requires that most gains and losses from the extinguishment of debt no longer be classified as extraordinary items and that they be recorded as part of the results of operations. In additions, SFAS 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Lastly, SFAS 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company adopted the statement as of January 1, 2002. The adoption of SFAS 145 did not have a material effect to the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement sets forth various modifications to existing accounting guidance which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations and terminations to be accrued and recorded as liabilities in financial statements. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of this statement to determine the effect, if any, it may have on its consolidated results of operations and financial position.

Item 2-- Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

GENERAL

Key Components, LLC ("KCLLC") is the parent holding company of the wholly owned subsidiaries of the Company. Key Components, Inc. ("KCI"), the sole member of KCLLC, holds no other assets other than its investment in KCLLC and has no operations. The Company has two operating business segments, its electrical components ("EC") business and mechanical engineered components ("MEC") business. Through its two businesses, the Company is a leading manufacturer of custom-engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where the Company believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. The EC business' product offerings include power conversion products, specialty electrical components and high-voltage utility switches. The product offerings of the MEC business consist of flexible shaft and remote valve control components, turbo-charger actuators and medium security lock products and accessories.

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

                                             Six months ended June 30,                     Three months ended June 30,
                                     -----------------------------------------       ---------------------------------------
                                             2002                2001                       2002                2001
                                     -------------------  --------------------       -------------------   -----------------
(In thousands)                                     % of                 % of                       % of                % of
                                                    Net                  Net                        Net                 Net
                                       Amount      Sales    Amount      Sales          Amount     Sales     Amount     Sales
                                     ----------  -------  ---------   --------       ---------  --------   --------   ------
Net Sales                              $96,397    100.0%  $100,868      100.0%        $49,778     100.0%   $50,071    100.0%

Cost of Goods Sold                      60,529     62.8     63,925       63.4          30,814      61.9     31,658     63.2
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                            35,868     37.2     36,943       36.6          18,964      38.1     18,413     36.8

Selling, general and
administrative expenses                 19,233     20.0     21,327       21.1           9,677      19.4     10,297     20.6
Cumulative adjustment for
Aerospace                                   --       --       (721)      (0.7)             --        --       (721)    (1.4)
Amortization of goodwill                    --       --      1,680        1.7              --        --        817      1.6
Other                                      588      0.6         --         --             398       0.8         --       --
------------------------------------------------------------------------------------------------------------------------------
Income from operations                  16,047     16.6     14,657       14.5           8,889      17.9      8,020     16.0

Other income                                98      0.1        141        0.1              44       0.1         55      0.1
Interest expense                        (6,772)    (7.0)    (9,122)      (9.0)         (3,362)     (6.8)    (4,239)    (8.5)
------------------------------------------------------------------------------------------------------------------------------
Income before provision for
income taxes and cumulative
effect in change of accounting
principle                                9,373      9.7      5,676        5.6           5,571      11.2      3,836      7.7
Provision for income taxes               4,281      4.4      2,600        2.6           2,541       5.1      1,846      3.7
------------------------------------------------------------------------------------------------------------------------------
Income before change in
accounting principle                     5,092      5.3      3,076        3.0           3,030       6.1      1,990      4.0
Change in accounting principle,
net of taxes of $3,360                  (7,804)    (8.1)        --         --              --        --         --       --
------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                     $ (2,712)   (2.8%)    $3,076        3.0%        $ 3,030       6.1%   $ 1,990      4.0%
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

A summary of the Company's segments is as follows:

Electrical Components
Business

                                               Six Months Ended June 30,                  Three Months Ended June 30,
                                        ---------------------------------------    -----------------------------------------
                                               2002                2001                   2002                   2001
                                        -----------------    ------------------    -------------------    ------------------

                                                  % of                  % of                    % of                 % of
                                                   Net                    Net                     Net                 Net
                                        Amount    Sales      Amount      Sales       Amount      Sales     Amount    Sales
------------------------------------------------------------------------------------------------------------------------------
(In thousands)
------------------------------------------------------------------------------------------------------------------------------
Net Sales                              $62,965    100.0%     $60,895     100.0%      $32,732     100.0%    $31,181    100.0%
Cost of Sales                           39,529     62.8       39,156      64.3        20,256      61.9      20,184     64.7
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                            23,436     37.2       21,739      35.7        12,476      38.1      10,997     35.3

Selling, general and
administrative expenses                 13,299     21.1       12,892      21.2         6,805      20.8       6,170     19.8
Cumulative adjustment for                   --       --         (721)     (1.2)           --        --        (721)    (2.3)
Aerospace
Amortization of goodwill                    --       --          816       1.3            --        --         384      1.2
Other                                      241      0.4           --        --           161       0.5          --       --
------------------------------------------------------------------------------------------------------------------------------
Income from operations                 $ 9,896     15.7%     $ 8,752      14.4%      $ 5,510      16.8%    $ 5,164     16.6%
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

Mechanical Engineered
Components Business

                                               Six Months Ended June 30,                  Three Months Ended June 30,
                                        ---------------------------------------    -----------------------------------------
                                               2002                2001                   2002                   2001
                                        -----------------    ------------------    -------------------    ------------------

                                                  % of                  % of                    % of                 % of
                                                   Net                    Net                     Net                 Net
                                        Amount    Sales      Amount      Sales       Amount      Sales     Amount    Sales
------------------------------------------------------------------------------------------------------------------------------
(In thousands)
------------------------------------------------------------------------------------------------------------------------------
Net Sales                              $33,432   100.0%      $39,973    100.0%       $17,046    100.0%     $18,890   100.0%
Cost of Sales                           21,000     62.8       24,768      62.0        10,558      61.9      11,474     60.7
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                            12,432     37.2       15,205      38.0         6,488      38.1       7,416     39.3

Selling, general and
administrative expenses                  4,141     12.4        4,936      12.3         2,080      12.2       2,379     12.6
Amortization of goodwill                    --       --          864       2.2            --        --         433      2.3
Other                                      350      1.0           11        --           240       1.4          11      0.1
------------------------------------------------------------------------------------------------------------------------------
Income from operations                 $ 7,941    23.8%      $ 9,394     23.5%       $ 4,168     24.5%     $ 4,593    24.3%
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


Six months ended June 30, 2002 compared to the six months ended June 30, 2001


Net Sales: Net sales for the six months ended June 30, 2002 ("Six Months 2002") decreased by approximately $4.5 million, or 4.4%, from $100.9 million for the six months ended June 30, 2001 ("Six Months 2001") to $96.4 million for the Six Months 2002. This decrease was the result of the sum of the $2.1 million, or 3.4%, increase in the net sales of the EC business less the approximately $6.5 million, or 16.4%, decrease in net sales of the MEC business.

For the first five months of 2001, the results of operations of the aerospace division of Acme ("Aerospace") were excluded from the consolidated results of the Company due to its classification as being held for sale during that period. Net sales of the EC business, pro forma to include the net sales of Aerospace for the entire period in the results of operations for the Six Months 2001, declined by approximately $2.9 million, or 4.4% for the Six Months 2002. The primary driver was the decline in sales for the power conversion product line of the EC business. Net sales of the power conversion business for the Six Months 2002, pro forma to include the net sales of Aerospace for the entire period in the results of operations for the Six Months 2001, declined by approximately $5.1 million or 15.3%. This decline was the result of lower demand in the industrial and telecom markets for power distribution products.

Net sales in the MEC business decreased by approximately $6.5 million for the Six Months 2002 as compared to the Six Months 2001. This decrease is primarily related to the decline in sales of the Company's lock product line, which has continued to experience softness in demand across its major markets.

Gross Profit: Gross profit decreased by approximately $1.1 million, or 2.9%, from approximately $36.9 million for the Six Months 2001 to approximately $35.9 million the Six Months 2002, resulting from the $1.7 million, or 8.0%, increase in the gross profit of the EC business less the decline in gross profit of the MEC business for Six Months 2002 of approximately $2.8 million, or 18.2%.

Gross profit of the EC business, pro forma to include the results of operations of Aerospace for the entire period in the results of operations for the Six Months 2001, remained at approximately $23.4 million for the Six Months 2002 as compared to the Six Months 2001. The gross margin lost in the decline in sales for the EC business was offset by productivity improvements experienced during 2002 as well as product mix.

The approximately $2.8 million decline in gross profit for the MEC business for the Six Months 2002 as compared to the Six Months 2001 is primarily due to the decline in sales of the lock product line of the MEC business for the Six Months 2002.

The gross profit, as a percentage of net sales ("GP percentage"), for the EC business increased by approximately 1.6% from 35.6% for the Six Months 2001 to 37.2% to the Six Months 2002. For the MEC business, the GP percentage declined approximately 0.8% from 38.0% for the Six Months 2001 to 37.2% to the Six Months 2002. The GP percentage for the EC business, pro forma to include the results of operations of Aerospace for the entire period in the results of operations for the Six Months 2001, increased approximately 1.7% from 35.5% for the Six Months 2001 to 37.2% for the Six Months 2001. The increase in GP percentage for the EC business is the result of product mix and productivity gains. The decline in GP percentage of the MEC business is primarily related to a change in product mix and margin compression resulting from fixed overheads being absorbed by lower sales levels primarily related to the lock product line.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses declined by approximately $2.1 million, or 9.8%, from approximately $21.3 million for the Six Months 2001 to approximately $19.2 million for the Six Months 2002. As a percentage of net sales, SG&A decreased by 1.1% from 21.1% for the Six Months 2001 to 20.0% for the Six Months 2002. SG&A of the EC business increased by approximately $437,000, or 3.4%, for the Six Months 2002 as compared to the Six Months 2001 and, as a percentage of net sales, remained at 21.1% for the Six Months 2002 and 2001. SG&A of the EC business, pro forma to include the results of operations of Aerospace for the entire period in Six Months 2001, declined by approximately $569,000, or 4.1%, for the Six Months 2002 as compared to the Six Months 2001, and, as a percentage of net sales, SG&A, pro forma to include the results of operations of Aerospace for the entire period in the results of operations for the Six Months 2001, increased 0.1% for the Six Months 2002. SG&A of the MEC business, which declined by approximately $795,000, or 16.1%, for the Six Months 2002 as compared to the Six Months 2001, increased as a percentage of net sales by approximately 0.1%.

The decrease in SG&A expenses for the Six Months 2002 as compared to the Six Months 2001 is primarily related to the closure of the corporate office of Acme. For the Six Months 2001, the corporate office, which was closed in October 2001, added approximately $1.5 million to the consolidated SG&A expenses of the Company during the Six Months 2001, including approximately $312,000 of depreciation. Upon the close of the Acme corporate office, all remaining related expenses of that office terminated.

The decrease in the SG&A of the EC business, pro forma to include the results of Aerospace in the Six Months 2001, and decrease in SG&A of the MEC business were primarily related to the Company's cost reduction initiatives in response to the downturn in the economy, put in place during 2001 and lower commissions due to lower sales volumes. The increase in SG&A as a percentage of net sales of the MEC business primarily resulted from the impact of the sharper decline in the net sales of the MEC business as compared to the cost reductions made by the Company. The Company's MEC business has a lower overhead structure than its EC business due to the lower selling and marketing expenses, which limits the ability of the MEC business to reduce its expenses beyond a certain level.

Acme Aerospace Division Cumulative Adjustment: On June 1, 2001, the Company, based on management's conclusion that the aerospace division of Acme ("Aerospace"), which was previously held for sale, was more valuable than what current market conditions dictated and decided to retain rather than divest Aerospace. On that date and in accordance with EITF 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to be Sold", the Company reallocated the purchase price as if Aerospace had never been held for sale and recorded a cumulative adjustment for the results of operations of Aerospace from the date of acquisition through May 31, 2001 of $721,000, which had been excluded from the results of operations of the Company and had been included in goodwill.

Amortization of Goodwill: Goodwill amortization decreased by approximately $1.7 million during Six Months 2002 as compared to Six Months 2001, due to the Company ceasing the amortization of goodwill as of January 1, 2002 as required by Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

Other Operating expenses: Other operating expenses primarily relate to the start up expenses related to the Company's new lock production facility in Mexico. In addition the Company wrote down approximately $145,000 of deferred finance costs related to its credit facility (see Liquidity and Capital Resources).

Income from Operations: Income from operations increased by approximately $1.4 million, or 9.5%, from approximately $14.7 million for the Six Months 2001 to $16.0 million for the Six Months 2002. This increase resulted from the decrease in gross profit of approximately $1.1 million offset by the decreases in SG&A expenses of approximately $2.1 million and goodwill amortization of approximately $1.7 million. The decrease in operating expenses was reduced by $721,000 of cumulative income recorded during the Six Months 2001 and an increase of other operating expenses of approximately $588,000.

Interest Expense: Interest expense declined by approximately $2.4 million, or 25.8%, during the Six Months 2002. This decrease is primarily due to lower levels of outstanding borrowings during the Six Months 2002 as compared to the Six Months 2001, as well as reduced rates of interest charged on the outstanding principal on the variable rate term loan during the Six Months 2002 as compared to the Six Months 2001.

Provision for Income Taxes: The provision for income taxes increased by approximately $1.7 million, or 64.7%, for the Six Months 2002 as compared to the Six Months 2001. The increase is directly related to the increase in income before taxes. The Company's effective tax rate for Six Months 2002 was approximately 45.0% on income before taxes. The effective rate for the Six Months 2001 was 45.7%.

Cumulative effect in Change of Accounting Principle: In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, which are effective for fiscal years beginning after December 15, 2001.

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

In June 2002, the Company completed the assessment of its reporting units and completed its initial step one impairment test on January 1, 2002 financial information. As a result, the Company identified one reporting unit, the Company's Lock product line, in the MEC business that's had a book value of goodwill that exceeded its fair market value, which was estimated using valuation methodology involving discounted cash flows and market and transactional multiples of the reporting units. This was primarily driven by the downturn in the economy, which has caused significant reductions in spending on new office furniture. Further procedures, as prescribed by SFAS 142 will be performed in the third quarter to determine the amount of final impairment. In accordance with SFAS 142, the Company estimated the amount of the impairment and recorded a cumulative effect in change of accounting principle, as of January 1, 2002, of approximately $7.8 million, net of taxes of approximately $3.4 million, to write down the goodwill associated with the Company's lock product line, resulting from the current market conditions of that product unit.

Net (loss) Income: Net income decreased by approximately $5.8 million from net income of approximately $3.1 million for the Six Months 2001 to a net loss of approximately $2.7 million for the Six Months 2002. The increase resulted from an increase in income from operations of approximately $1.5 million, a decrease in other income of approximately $43,000, a decrease in interest expense of approximately $2.4 million, an increase in provision for taxes of approximately $1.7 million, and the increase in cumulative effect in accounting principle of approximately $7.8 million, due to the factors discussed above.

Three months ended June 30, 2002 compared to the three months ended June 30,
2001

Net Sales: Net sales for the three months ended June 30, 2002 ("Quarter 2002") decreased by approximately $293,000, or 0.6%, from approximately $50.1 million for the three months ended June 30, 2001 ("Quarter 2001") to approximately $49.8 million for the Quarter 2002. This decrease was the result of the approximately $1.6 million, or 5.0%, increase in the net sales of the EC business less the approximately $1.8 million, or 9.8%, decline in net sales of the MEC business.

For April and May 2001, the results of operations of the aerospace division of Acme ("Aerospace") were excluded from the consolidated results of the Company due to its classification of being held for sale during that period. Net sales of the EC business, pro forma to include the net sales of Aerospace for the entire quarter in the results of operations of the Quarter 2001, declined approximately $550,000, or 1.7% for the Quarter 2002. The primary driver was the decline in sales for the power conversion product line of the EC business. Net sales of the power conversion business, including the net sales of Aerospace in the Quarter 2001, declined approximately $1.8 million. This decline was the result of lower demand in the industrial and telecom markets for power distribution products.

Net sales in the MEC business decreased by approximately $1.8 million for the Quarter 2002 as compared to the Quarter 2001. This decrease is primarily related to the decline in sales of the Company's lock product line, which has continued to experience softness in demand across its major markets.

Gross Profit: Gross profit increased by $551,000, or 3.0%, from approximately $18.4 million for the Quarter 2001 to approximately $19.0 million for the Quarter 2002, resulting from the $1.5 million or 13.4%, increase in the gross profit of the EC business less the decline in gross profit of the MEC business for the Quarter 2002 of approximately $928,000, or 12.5%.

Gross profit of the EC business, pro forma to include the results of operations of Aerospace in the Quarter 2001, increased approximately $811,000, or 7.0%. The primary drivers were the result of continued productivity gains related to cost cutting efforts put in place during 2001 and product mix.

The approximately $928,000 decline in gross profit of the MEC business for the Quarter 2002 as compared to the Quarter 2001 is primarily due to the decline in sales of the lock product line of the MEC business for the Quarter 2002.

The gross profit, as a percentage of net sales ("GP percentage"), for the EC business increased by approximately 2.8% from 35.3% for the Quarter 2001 to 38.1% for the Quarter 2002. For the MEC business, the GP percentage declined approximately 1.2% for the Quarter 2002. The GP percentage for the EC business, pro forma to include the results of operations of Aerospace for the entire quarter in the results of operations for the Quarter 2001, increased by approximately 3.1%. The change in GP percentage for the EC business is the result of product mix and productivity gains. The change in GP percentage for the MEC business is primarily related to a change in product mix and margin compression resulting from fixed overheads being absorbed by lower sales levels related to the lock product line.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses declined by approximately $620,000, or 6.0%, from approximately $10.3 million for the Quarter 2001 to approximately $9.7 million for the Quarter 2002. As a percentage of net sales, SG&A decreased by approximately 1.2% for the Quarter 2002 as compared to the Quarter 2001. SG&A of the EC business increased by approximately $665,000, or 10.8%, for the Quarter 2002 as compared to the Quarter 2001 and, as a percentage of net sales, increased by 1.1% to 20.8% for the Quarter 2002. SG&A of the EC business, pro forma to include the results of operations of Aerospace for the entire quarter in the results of operations for the Quarter 2001, increased by approximately $218,000, or 3.3%. As a percentage of net sales, SG&A for the EC business, pro forma to include the results of operations of Aerospace for the entire quarter in the results of operations for the Quarter 2001, increased by 1.0% for the Quarter 2002. SG&A of the MEC business, which declined by approximately $299,000, or 12.6%, for the Quarter 2002 as compared to the Quarter 2001, decreased as a percentage of net sales by approximately 0.4% to 12.2% for the Quarter 2002.

The decrease in SG&A expenses for the Quarter 2002 as compared to the Quarter 2001 is primarily related to the closing of the corporate office of Acme. For the Quarter 2001, the corporate office, which was closed in October 2001, added approximately $750,000 to the consolidated SG&A expenses of the Company during the Quarter 2001, including approximately $168,000 of depreciation. Upon the close of the Acme corporate office, all remaining related expenses of that office terminated.

The increase in SG&A of the EC business is primarily related to commissions resulting from increased volume as well as change in product sales mix. The decline in the SG&A and in SG&A as a percentage of sales of the MEC business were primarily related to the Company's cost reduction initiatives in response to the downturn in the MEC business.

Acme Aerospace Division Cumulative Adjustment: On June 1, 2001, the Company, based on management's conclusion that the aerospace division of Acme ("Aerospace"), which was previously held for sale, was more valuable than market conditions dictated and decided to retain rather than divest Aerospace. On that date and in accordance with EITF 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to be Sold", the Company reallocated the purchase price as if Aerospace had never been held for sale and recorded a cumulative adjustment for the results of operations of Aerospace from the date of acquisition through May 31, 2001 of $721,000, which had been excluded from the results of operations of the Company and had been included in goodwill.

Amortization of Goodwill: Goodwill amortization decreased by approximately $817,000 during the Quarter 2002 as compared to the Quarter 2001, due to the Company ceasing the amortization of goodwill as of January 1, 2002 as required by Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

Other Operating expenses: Other operating expenses increased approximately $398,000 or 0.8% and relate primarily to the start up expenses of the Company's new lock production facility in Mexico. In addition, the Company wrote down approximately $145,000 of deferred finance costs related to its credit facility (see Liquidity and Capital Resources).

Income from Operations: Income from operations increased by approximately $869,000, or 10.8%, from approximately $8.0 million for the Quarter 2001 to approximately $8.9 million for the Quarter 2002. This increase resulted from the increase in gross profit of approximately $551,000, decreases in SG&A expenses of approximately $700,000 and goodwill amortization of approximately $817,000. The decrease in operating expenses was reduced by the $721,000 cumulative income adjustment for Aerospace recorded in the Quarter 2001 and an increase in other operating expenses of approximately $478,000.

Interest Expense: Interest expense decreased by approximately $877,000, or 20.7%, during the Quarter 2002. This decrease is primarily due to lower levels of outstanding borrowings during the Quarter 2002 as compared to the Quarter 2001, as well as reduced rates of interest charged on the outstanding principal on the variable rate term loan during Quarter 2002 as compared to Quarter 2001.

Provision for Income Taxes: The provision for income taxes increased by approximately $695,000, or 37.6%, for the Quarter 2002 as compared to the Quarter 2001. The increase in provision for taxes is primarily related to the increase in income before taxes. The Company's effective tax rate for the Quarter 2002 was approximately 45.6% on income before taxes. The Company's effective rate declined approximately 3.0% due to the elimination of goodwill amortization beginning in Quarter 2002. Principally all of the company's goodwill is non-deductible for tax purposes. The effective rate for Quarter 2001 was 48.1%.

Net Income: Net Income increased by approximately $1.0 million from approximately $2.0 million for the Quarter 2001 to approximately $3.0 million for the Quarter 2002. The increase resulted from the increase in income from operations of approximately $869,000, a decrease in interest expense of approximately $877,000 and an increase in provision for taxes of approximately $695,000, due to the factors discussed above.

Liquidity and Capital Resources

The Company has historically generated funds from its operations and its working capital requirements generally have not materially fluctuated from quarter to quarter. The Company's other main sources of liquidity have historically been the Company's $80.0 million of uncollateralized 10.5% senior notes due 2008 and its outstanding credit facilities. The credit facility provides for a six-year $40.0 million revolving credit facility and a six-year $100.0 million term loan facility. The credit agreement, guaranteed by the Company's subsidiaries and KCI, is collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property. There were no amounts outstanding under the revolving credit facility at June 30, 2002 or December 31, 2001. The term loan is payable in quarterly installments through September 2006. Both the term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate or the London interbank offered rate ("LIBOR") plus an applicable margin which will vary from 1.0% to 3.5% and require the payment of a commitment fee of 0.5% on the unused portion of the facility as well as quarterly commitment fees.

The credit facility also allows for up to $5.0 million of outstanding letters of credit. At June 30, 2002, the Company had one letter of credit outstanding for approximately $443,000. The letter of credit primarily relates to outstanding Acme workman's compensation claims.

The credit agreement contains certain covenants and restrictions, which require the maintenance of financial ratios and restrict or limit dividends and other shareholder distributions, transactions with affiliates, capital expenditures, rental obligations and the incurrence of indebtedness.

In June 2002, the Company amended its credit agreement (the "Amendment") to provide for revised financial covenant ratios from June 30, 2002 through December 2003 from the original covenant ratios stipulated in the agreement. In addition, the Amendment revises the Company's pricing, the allowed maximum capital expenditures through 2003 and reduces the amount to be paid for permitted acquisitions (as defined) from $15 million to $7.5 million through the end of 2003. In connection with the Amendment, the Company voluntarily reduced its revolving credit facility by $15 million from $40 million to $25 million through the end of 2003. At June 30, 2002, the Company was in compliance with the covenants of the credit agreement, as amended. In connection with the new amendment, as a result of the Company voluntarily reducing its loan commitment through the end of 2003, the Company wrote down $145,000 of the deferred finance costs related to closing the Company's credit facility.

The Company's remaining liquidity demands will be for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's senior notes require semiannual interest payments on the outstanding principal. The term loan requires quarterly principal payments. Principal payments required for the next 12 months will be approximately $9.8 million. Under the revolving credit facility and term loan, the Company has the option to lock in a specified interest rate by entering into a contract, for different periods, which cannot exceed 180 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. As of June 30, 2002, the Company had no outstanding commitments for capital expenditures. The Company anticipates its capital expenditures for the year ended December 31, 2002 to be approximately $3.6 million. The expenditures are primarily needed to maintain its facilities and expand its production capacity for the company's ongoing plan to expand operations in Mexico and in order to take advantage of profitable market opportunities. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility.

KCI has no operations and is dependent on KCLLC for financial resources in the form of capital distributions to meet its obligations. KCI obligations include the liquidation preferences of $107 million for its preferred stock plus any dividends payable in arrears (at June 30, 2002 there were approximately $2.1 million in cumulative dividends in arrears, payable in-kind), which are redeemable for cash at the option of the holder after June 2, 2009, the requirement to purchase shares from its common shareholders under certain circumstances and its tax obligations. Repurchases of KCI Common Stock are made at fair market value as defined in KCI's shareholder agreement. At June 30, 2002 approximately 1.3 million KCI common shares plus potentially 190,000 shares covered by stock options were subject to repurchase by KCI. The ability of KCLLC to make such capital distributions will be limited by its available resources and is limited by restrictions of debt and other agreements. KCLLC reflects the tax obligations of KCI in its tax provision.

Cash flows provided by operating activities were approximately $11.7 million and $6.0 million for the Six Months 2002 and the Six Months 2001, respectively. The net increase of approximately $5.7 million for the Six Months 2002 resulted primarily from the increase in net income plus non-cash charges of the Company of approximately $523,000 as compared to the Six Months 2001 and the decrease in prepaid expenses for the Six Months 2002. The decrease in prepaid expenses is primarily attributable to the reduction of prepaid taxes as the Company has utilized its prepaid balances to offset current estimated payments. The working capital accounts (accounts receivable, inventory and accounts payables) used net cash of $269,000 for the Six Months 2002 compared to the approximately $185,000 of net cash used during the Six Months 2001. Accrued expenses attributed $2.4 million of the $5.7 million increase in cash flows from operations over the Six Months 2002 primarily related to the reduction of severance and other payments related to the acquisition of Acme that occurred during the Six Months 2001.

Cash flows used in investing activities were approximately $943,000 and $519,000 for the Six Months 2002 and the Six Months 2001, respectively. Capital expenditures for the Six Months 2002 and the Six Months 2001 were approximately $1.3 million and $2.3 million, respectively. The decrease in capital expenditures from the Six Months 2002 to the Six Months 2001 was primarily due to the Company's cost containment strategies in response to the downturn in the economy. Proceeds from the assets held for sale were approximately $364,000 and $1.7 million for the Six Months 2002 and the Six Months 2001, respectively.

Cash flows from financing activities used net cash of approximately $12.0 million and approximately $8.4 million during the Six Months 2002 and the Six Months 2001, respectively. The net cash used in financing activities for the Six Months 2002 was related to the Company's net repayment of outstanding debt under its existing credit facilities during the two periods. The debt payments during the Six Months 2002 were prepayments against its outstanding term loan. The payments are first applied to the Company's next two scheduled payments and then are ratably applied to the remaining required principal payments. During the Six Months 2001, the Company repaid a net of approximately $4.7 million of term debt and $2.8 million of debt outstanding on the revolving credit facility. The Company also distributed approximately $865,000 during the Six Months 2001 to its member so that it could repurchase common stock from a shareholder.

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

         Inventory: Inventories are stated at the lower of cost or market value, on a first-in, first-out basis. The Company purchases materials for the manufacture of inventory for sale in its various markets. The decision to purchase a set quantity of a particular inventory item is influenced by several factors including current and projected cost, future estimated availability and existing and projected sales to produce certain items. The Company evaluates the net realizable value of its inventories and establishes allowances to reduce the carrying amount of these inventories as deemed necessary.

         Goodwill and other intangible assets: At June 30, 2002, the Company had recorded approximately $108.1 million in goodwill and other intangible assets, net of accumulated amortization related to acquisitions made in 2000 and prior years. The recoverability of these assets is subject to an impairment test based on the estimated fair value of the underlying businesses. These estimated fair values are based on estimates of the future cash flows of the businesses. Factors affecting these future cash flows include: the continued market acceptance of the products and services offered by the businesses; the development of new products and services by the businesses and the underlying cost of development; the future cost structure of the businesses; and future technological changes.

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

Significant estimates used by the Company that are subject to change include, but are not limited to (i) the Company's allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for their open accounts receivable with the Company; if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required, (ii) allowances established against its inventory carrying value to record its inventories at net realizable value; if actual market conditions are less favorable than those projected by management, additional inventory allowances may be required, (iii) the Company's valuation allowances against its deferred tax assets; were the Company to determine that it would not be able to realize its deferred tax assets in the future, additional valuation allowances could be required, (iv) the carrying amounts of its long lived assets; if the Company were to determine that the value ascribed to any of its long-lived assets was not recoverable an allowance could be required, (v) the effects of its existing pension plans in its financial statements which the Company records using various assumptions and the use of independent actuaries; if any of the underlying assumptions were to change, the carrying value of the pension assets and obligations may require adjustment, (vi) the Company's ability to evaluate the fair market value of its reporting units to assess the book value of goodwill, and (vii) estimates of future results of the Company's operations on which the Company's financial covenants, as defined in its credit facilities, were based, in part; if actual results were not to meet those expectations, the Company may not meet its financial covenants and may be required to obtain waivers for those covenants.

Inflation

Inflation has not been material to the Company's operations for the periods presented.

Backlog

The Company's backlog of orders as of June 30, 2002, was approximately $30.0 million. The Company includes in its backlog only accepted purchase orders. However, backlog is not necessarily indicative of future sales. In addition, purchase orders can generally be cancelled at any time without penalty.

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

In June 2002, the Company completed the assessment of its reporting units and completed its initial step one impairment test on January 1, 2002 financial information. As a result, the Company identified one reporting unit in the MEC business with a book value of goodwill that exceeded its fair market value. Further procedures, as prescribed by SFAS 142 will be performed in the third quarter to determine the amount of final impairment. In accordance with SFAS 142, the Company estimated the amount of the impairment and recorded a cumulative effect in change of accounting principle, as of January 1, 2002, of approximately $7.8 million, net of taxes of approximately $3.4 million, to write down the goodwill associated with the Company's lock product line, resulting from the current market conditions of that product line.

In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides guidance on the accounting for long-lived assets to be held and used and for assets to be disposed of through sale or other means. SFAS 144 also broadens the definition of what constitutes a discontinued operation and how such results are to be measured and presented. FAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the earnings or financial position of the Company.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds FASB Statement No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. . SFAS 145 requires that most gains and losses from the extinguishment of debt no longer be classified as extraordinary items and that they be recorded as part of the results of operations. In additions, SFAS 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Lastly, SFAS 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company adopted the statement as of January 1, 2002. The adoption of SFAS 145 did not have a material effect to the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement sets forth various modifications to existing accounting guidance which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations and terminations to be accrued and recorded as liabilities in financial statements. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of this statement to determine the effect, if any, it may have on its consolidated results of operations and financial position.


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk


The Company's primary exposure to market risk is related to the variability in interest rates associated with the $73.0 million outstanding under its term loan and with any amounts outstanding under its $40-million revolving credit facility. In connection with the Amendment to the credit facility (see Liquidity and Capital Resources) the Company has voluntarily reduced its borrowing capacity under the revolving credit facility by $15.0 million through the end of 2003. There were no borrowings were outstanding on June 30, 2002 under the revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the agreement. Principally all of the borrowings under the term loan are locked in at approximately 4.75% until August 15, 2002, when the underlying LIBOR contract is up for renewal. At June 30, 2002, the Company had no borrowings under its revolving credit facility and was one payment ahead of its amended schedule on its term loan. A 1% change in the interest rate for the Company's credit facilities in place at December 31, 2001 would have resulted in a change in the Company's annual interest expense of approximately $940,000. The senior notes bear a fixed rate of interest and therefore are not subject to market risk. The Company does not hold derivative financial instruments or believe that material imbedded derivatives exist within its contracts.


                           Part II - Other Information

Item 6 -- Exhibits and Reports on Form 8-K

         (a) Exhibits

                  10.40 First Amendment to the Credit Agreement, dated June 28, 2002, among KCLLC, the Lenders (as defined) and Wachovia Bank, National Association

         (b) Reports on Form 8-K

                  Form 8-K, dated August 14, 2002

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KEY COMPONENTS, LLC


Date: August 14, 2002                       By: /s/Clay B. Lifflander
                                                --------------------------------
                                                  Clay B. Lifflander
                                                  Chief Executive Officer


Date: August 14, 2002                       By:  /s/ Robert. B. Kay
                                                --------------------------------
                                                  Robert B. Kay
                                                  President


Date: August 14, 2002                       By: /s/Keith A. McGowan
                                                --------------------------------
                                                  Keith A. McGowan
                                                  Chief Financial Officer




                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KEY COMPONENTS FINANCE CORP.


Date: August 14, 2002                       By: /s/ Clay B. Lifflander
                                                --------------------------------
                                                  Clay B. Lifflander
                                                  Chief Executive Officer


Date: August 14, 2002                       By:  /s/ Robert. B. Kay
                                                --------------------------------
                                                  Robert B. Kay
                                                  President

Date: August 14, 2002                       By: /s/ Keith A. McGowan
                                                --------------------------------
                                                  Keith A. McGowan
                                                  Chief Financial Officer