Form 10-Q
period 2002-09-30
KEY COMPONENTS LLC
filed 2002-11-14
CIK 1065418

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended September 30, 2002

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

                       Commission File Number 333-58675-01
                                              ------------

                         KEY COMPONENTS FINANCE CORP. *
                         ------------------------------
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

                                 [X] Yes [ ] No

     As of November 14, 2002, all of the membership interests in Key Components, LLC were owned by Key Components, Inc., a privately held New York corporation. All of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

     *Key Components Finance Corp. meets the conditions set forth in General Instruction (H (1) (a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format.

================================================================================

                               KEY COMPONENTS, LLC

                                 Form 10-Q Index

                               September 30, 2002

                                                                                              Page
                                                                                             Number
                                                                                             ------
PART I

Item 1.--    Consolidated Financial Statements (unaudited):

             Balance Sheets.............................................................        3
             Statements of Income.......................................................        4
             Statements of Cash Flows...................................................        5
             Notes to Consolidated Financial Statements.................................        6

Item 2. --   Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................................       12

Item 3.--    Quantitative and Qualitative Disclosures about Market Risk.................       23

Item 4.--    Controls and Procedures....................................................       23

PART  II

Item 6.--    Exhibits and Reports on Form 8-K...........................................       23

Signatures   ...........................................................................       25

                         PART I -- FINANCIAL INFORMATION

Item 1 -- Consolidated Financial Statements

                      KEY COMPONENTS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                          September 30,       December 31,
                                                                                              2002                2001
                                                                                         ---------------     ---------------
Assets:                                                                                    (unaudited)
Current
   Cash                                                                                  $         5,006     $         5,080
   Accounts receivable, net of allowance for doubtful accounts of  $1,268 and $1,004 at September 30, 2002 and December
     31, 2001, respectively                                                                       24,639              25,461
  Inventories                                                                                     29,599              30,412
  Prepaid expenses and other current assets                                                        2,738               1,986
  Prepaid income taxes                                                                             1,104               1,316
  Deferred income taxes                                                                            3,839               4,025
  Assets held for sale                                                                              --                 2,250
                                                                                         ---------------     ---------------
     Total current assets                                                                         66,925              70,530

Property and equipment, net                                                                       24,463              25,891
Goodwill, net                                                                                    107,903             119,067
Deferred financing costs, net                                                                      4,454               5,259
Prepaid pension cost                                                                               3,239               3,588
Other assets                                                                                         610               1,384
                                                                                         ---------------     ---------------
                                                                                         $       207,594     $       225,719
                                                                                         ===============     ===============

Liabilities and Member's Equity:
Current
  Current portion of long-term debt                                                      $         9,994     $         6,305
  Accounts payable                                                                                 8,229               8,876
  Accrued compensation                                                                             3,894               2,814
  Accrued expenses                                                                                 6,412               7,572
  Accrued acquisition costs                                                                          770               1,414
  Accrued interest                                                                                 2,828                 888
                                                                                         ---------------     ---------------
      Total current liabilities                                                                   32,127              27,869

Long term debt                                                                                   140,517             159,532
Deferred income taxes                                                                              1,923               5,056
Other long-term liabilities                                                                        1,466               1,587
                                                                                         ---------------     ---------------
     Total liabilities                                                                           176,033             194,044

Commitments and contingencies

Member's equity                                                                                   31,561              31,675
                                                                                         ---------------     ---------------
                                                                                         $       207,594     $       225,719
                                                                                         ===============     ===============


   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited, in thousands)

                                                              Nine months ended                       Three months ended
                                                                 September 30,                           September 30,
                                                      -----------------------------------     -----------------------------------
                                                            2002               2001                2002                2001
                                                      ---------------     ---------------     ---------------     ---------------
Net sales                                             $       144,378     $       147,394     $        47,981     $        46,527
Cost of goods sold                                             89,981              92,912              29,452              28,988
                                                      ---------------     ---------------     ---------------     ---------------
    Gross profit                                               54,397              54,482              18,529              17,539

Selling, general and administrative expenses                   28,832              31,545               9,599              10,229
Cumulative adjustment for Aerospace                              --                  (721)               --                  --
Amortization of goodwill                                         --                 2,504                --                   824
Other                                                           1,220                  76                 632                  65
                                                      ---------------     ---------------     ---------------     ---------------
    Income from operations                                     24,345              21,078               8,298               6,421
Other income (expense):
   Other income                                                   122                 244                  24                 103
   Interest expense                                           (10,083)            (13,021)             (3,311)             (3,899)
                                                      ---------------     ---------------     ---------------     ---------------
    Income before provision for income taxes
      and cumulative effect in change in
      accounting principle                                     14,384               8,301               5,011               2,625
Provision for income taxes                                      6,341               4,372               2,060               1,772
                                                      ---------------     ---------------     ---------------     ---------------
    Income before cumulative effect in
      change in accounting principle                            8,043               3,929               2,951                 853
Cumulative effect in change of accounting
      principle, net of taxes of $3,013                        (8,157)               --                  --                  --
                                                      ---------------     ---------------     ---------------     ---------------
    Net (loss) income                                 $          (114)    $         3,929     $         2,951     $           853
                                                      ===============     ===============     ===============     ===============


  The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

For the Nine Months Ended September 30,                                                       2002                2001
                                                                                         ---------------     ---------------
Cash flows from operating activities:
     Net (loss) income                                                                   $          (114)    $         3,929
     Adjustments to reconcile net (loss) income to net cash
        provided by operating activities:
        Cumulative effect of change in accounting principle                                        8,157                --
        Depreciation and amortization                                                              3,754               6,370
        Amortization of deferred finance costs                                                       665                 768
        Writedown of deferred finance costs                                                          145                --
        Deferred taxes                                                                                60                 322
        Changes in operating assets and liabilities:
            Accounts receivable                                                                      822               1,692
            Inventories                                                                              813               3,537
            Prepaid expenses and other assets                                                      2,324               1,059
            Accounts payable                                                                        (728)             (4,162)
            Accrued expenses                                                                       1,095                (968)
                                                                                         ---------------     ---------------
        Net cash provided by operating activities                                                 16,993              12,547
                                                                                         ---------------     ---------------

Cash flows from investing activities:
     Proceeds from assets held for sale                                                              364               1,329
     Capital expenditures                                                                         (2,100)             (3,273)
                                                                                         ---------------     ---------------
        Net cash used in investing activities                                                     (1,736)             (1,944)
                                                                                         ---------------     ---------------

Cash flows from financing activities:
     Payments of long-term debt and capital lease obligations                                    (15,331)            (14,654)
     Proceeds from debt issued                                                                      --                 2,800
     Member withdrawals                                                                             --                  (906)
                                                                                         ---------------     ---------------
        Net cash used in financing activities                                                    (15,331)            (12,760)
                                                                                         ---------------     ---------------
Net decrease in cash and cash equivalents                                                            (74)             (2,157)
Cash and cash equivalents, beginning of period                                                     5,080               3,775
                                                                                         ---------------     ---------------
Cash and cash equivalents, end of period                                                 $         5,006     $         1,618
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

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1. Basis of Presentation

The consolidated financial statements include the financial statements of Key Components, LLC ("KCLLC"), and its wholly owned subsidiaries, including Key Components Finance Corp. ("Finance Corp."). KCLLC, together with such subsidiaries, including Finance Corp., are collectively referred to herein as the "Company." All significant intercompany transactions have been eliminated.

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

At the time of the acquisition, the Company decided to sell the Acme Aerospace ("Aerospace") division and the Acme Electronics ("Electronics") division. Aerospace manufactures lightweight high power battery chargers and related power systems for aerospace applications. Electronics is a contract electronics manufacturer for data storage, telecommunications and medical electronic applications.

Based on the strength of the operating performance of Aerospace, on June 1, 2001, the Company decided to retain Aerospace. On that date and in accordance with EITF 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to be Sold," the Company reallocated the purchase price of Acme as if Aerospace had never been held for sale and recorded a cumulative adjustment for the results of operations of Aerospace from the date of acquisition through May 31, 2001 of $721,000.

In December 2001, the Company entered into an agreement to sell Electronics. Pursuant to this transaction, which closed on February 15, 2002, the Company received $100,000 in cash and a $300,000 note due on February 15, 2006, which bears interest at a rate of 7% per annum. In addition, contingent consideration of up to $2.1 million will be earned if Electronics meets certain annual revenue targets during the 48 months following such closing. Contingent consideration earned, if any, including interest at 7% per annum accruing on such amount, will be paid on the fourth anniversary from the date such contingent consideration is earned and will be recorded against goodwill.

As part of the Company's plan of integrating the Acme acquisition, the Company accrued approximately $1.9 million of severance and related costs and $266,000 of lease exit costs related to the closure of Acme's corporate office. At September 30, 2002, $1.6 million of payments had been made related to these accruals. The Acme corporate office was closed in October 2001. The accrued acquisition costs represents a significant estimate and is subject to change based on actual results.

3.   Inventories

Inventories consist of the following:


(In thousands)                          September 30,         December 31,
                                            2002                 2001
                                       ---------------     ---------------

Raw materials                          $        14,917     $        15,566
Work-in-process                                  7,171               6,808
Finished goods                                   7,511               8,038
                                       ---------------     ---------------
      Total inventory                  $        29,599     $        30,412
                                       ===============     ===============

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

The Company evaluates performance and allocates resources based on profit or loss from operations before interest, taxes and depreciation and amortization ("EBITDA"). In its calculation of EBITDA, certain charges that management determines are non-recurring or not attributable to segment results are excluded. Segment information for the nine and three months ended September 30, 2002 and 2001 is as follows:


(In thousands)                                                                       Mechanical
                                                                  Electrical         Engineered
                                                                  Components         Components             Total
                                                                ---------------     ---------------     ---------------

Nine months ended September 30, 2002:
   Net sales to external customers                              $        93,953     $        50,425     $       144,378
   Intersegment net sales                                                  --                   105                 105
   Segment profit - EBITDA                                               17,733              14,258              31,991
   Segment assets                                                       112,145              87,695             199,840
   Depreciation and amortization                                          1,924               1,811               3,735
                                                                ===============     ===============     ===============
Nine months ended September 30, 2001:
   Net sales to external customers                              $        90,622     $        56,772     $       147,394
   Intersegment net sales                                                  --                   106                 106
   Segment profit - EBITDA                                               15,745              16,444              32,189
   Segment assets                                                       121,131             102,920             224,051
   Depreciation and amortization                                          2,672               3,109               5,781
                                                                ===============     ===============     ===============
Three months ended September 30, 2002:
   Net sales to external customers                              $        30,988     $        16,993     $        47,981
   Intersegment net sales                                                  --                    30                  30
   Segment profit - EBITDA                                                6,264               4,706              10,970
   Segment assets                                                       112,145              87,695             199,840
   Depreciation and amortization                                            637                 598               1,235
                                                                ===============     ===============     ===============
Three months ended September 30, 2001:
   Net sales to external customers                              $        29,727     $        16,800     $        46,527
   Intersegment net sales                                                  --                    55                  55
   Segment profit - EBITDA                                                5,120               4,954              10,074
   Segment assets                                                       121,131             102,920             224,051
   Depreciation and amortization                                            895               1,040               1,935
                                                                ===============     ===============     ===============
December 31, 2001:
   Segment assets                                               $       116,576     $       100,265     $       216,841
                                                                ===============     ===============     ===============

Reconciliation of Selected Segment Information to the Company's Consolidated
Totals:

(In thousands)                                                 Nine months ended                     Three Months Ended
                                                                 September 30,                         September 30,
                                                      -----------------------------------     -----------------------------------
                                                           2002                2001                2002                2001
                                                      ---------------     ---------------     ---------------     ---------------
Profit or loss:
  Total profit from reportable segments-
   EBITDA                                             $        31,991     $        32,189     $        10,970     $        10,074
  Reconciling items:
     Corporate expenses                                        (2,173)             (3,404)               (654)             (1,095)
     Depreciation and amortization                             (3,754)             (6,262)             (1,236)             (2,087)
     Interest expense                                         (10,083)            (13,021)             (3,311)             (3,899)
     Management fee                                              (377)               (935)               (126)               (303)
     Other expenses                                            (1,220)               (266)               (632)                (65)
                                                      ---------------     ---------------     ---------------     ---------------
Total consolidated income before taxes
and cumulative effect on change in
accounting principle                                  $        14,384     $         8,301     $         5,011     $         2,625
                                                      ===============     ===============     ===============     ===============

                                                                                                September            December
                                                                                                 31, 2002            31, 2001
                                                                                              ---------------     ---------------
Assets:
   Total assets for reportable segments                                                       $       199,840     $       216,841
   Corporate assets                                                                                     7,754               6,628
   Assets held for sale                                                                                  --                 2,250
                                                                                              ---------------     ---------------
 Total consolidated assets                                                                    $       207,594     $       225,719
                                                                                              ===============     ===============

(In thousands)                                                Nine Months Ended                      Three Months Ended
                                                                 September 30,                          September 30,
                                                      -----------------------------------     -----------------------------------
                                                           2002                2001                2002                2001
                                                      ---------------     ---------------     ---------------     ---------------

Geographical Sales Information:
  United States                                       $       126,481     $       132,355     $        41,660     $        41,811
  China                                                         3,759               2,778               1,391                 809
  England                                                       3,331               2,586               1,204                 780
  Canada                                                        2,663               2,826                 951                 848
  Mexico                                                        1,273               2,249                 238                 485
  Netherlands                                                   1,725                 508                 427                 344
  Other                                                         5,146               4,092               2,110               1,450
                                                      ---------------     ---------------     ---------------     ---------------
Total                                                 $       144,378     $       147,394     $        47,981     $        46,527
                                                      ===============     ===============     ===============     ===============

5.   Provision for Income Taxes

For the nine and three months ended September 30, 2002 and 2001, the Company's provision for income taxes primarily relates to the federal and state income taxes of its sole member, KCI. Deferred income taxes have been recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. Valuation allowances are recorded when necessary to reduce deferred tax assets to expected realizable amounts.

6.  Financing amendment


In June 2002, the Company amended its credit agreement (the "Amendment") to provide for revised financial covenant ratios from September 30, 2002 through December 2003 from the original covenant ratios stipulated in the credit agreement. In addition, the Amendment revised the Company's applicable margin on borrowings, the maximum allowable capital expenditures through 2003 and reduces the amount allowed for permitted acquisitions (as defined in the credit agreement) from $15 million to $7.5 million through the end of 2003. Concurrent with the Amendment, the Company voluntarily reduced the availability under its revolving credit facility by $15 million from $40 million to $25 million through the end of 2003. At September 30, 2002, the Company was in compliance with the covenants of the credit agreement set forth in the Amendment. As a result of the Company voluntarily reducing its borrowing capacity through the end of 2003, the Company wrote off $145,000 of the deferred finance costs related to amending the Company's credit facility.


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

Upon the adoption of SFAS 142, the Company stopped recording goodwill amortization, which totaled $2.5 million and $824,000 in the nine months and three months ended September 30, 2001, respectively. In June 2002, the Company completed the assessment of its reporting units and its initial step one impairment test on January 1, 2002 financial information. As a result, the Company identified one reporting unit in the MEC business with a book value of goodwill that exceeded its fair market value, which was estimated using valuation methodology involving discounted cash flows and market and transactional multiples of the reporting units. In accordance with SFAS 142, the Company, during the second quarter 2002, estimated the amount of the impairment and recorded a cumulative effect in change of accounting principle, as of January 1, 2002, of approximately $7.8 million, net of taxes of approximately $3.4 million, to write down the goodwill associated with the Company's lock product line resulting from the market conditions of that product line. The Company finalized its impairment testing, as prescribed by SFAS 142, during the third quarter to determine the amount of final impairment. As a result, the Company reduced the tax impact of the charge by approximately $353,000 to reflect the proper deferred tax basis of the adjusted goodwill. No further impairment charges were taken against the Company's goodwill.

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

Item 2-- Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

GENERAL

Key Components LLC ("KCLLC"), a Delaware limited liability corporation, is the parent holding company for its wholly owned subsidiaries, including Key Components Finance Corp. ("Finance Corp."). KCLLC, together with such subsidiaries, including Finance Corp., are collectively referred to herein as the "Company." Key Components, Inc. ("KCI"), the sole member of KCLLC, holds no other assets other than its investment in KCLLC and has no operations. The Company has two operating business segments, its electrical components ("EC") business and mechanical engineered components ("MEC") business. Through its two businesses, the Company is a leading manufacturer of custom-engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where the Company believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. The EC business product offerings include power conversion products, specialty electrical components and high-voltage utility switches. The product offerings of the MEC business consist of flexible shaft and remote valve control components, turbo-charger actuators and medium security lock products and accessories.

The Company has historically acquired complementary or related manufacturing businesses and sought to integrate them into existing operations. Following an acquisition, management seeks to rationalize operations, reduce overhead costs, develop additional cross-selling opportunities and establish new customer relationships. As a result of its acquisition and integration efforts and internal growth, the Company's consolidated net sales have increased from approximately $9.1 million in fiscal year 1992 to approximately $193.8 million for fiscal year 2001.

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

                                              Nine months ended                                  Three months ended
                                                September 30,                                       September 30,
                              -------------------------------------------------   -------------------------------------------------
                                       2002                      2001                      2002                      2001
                              -----------------------   -----------------------   -----------------------   -----------------------
(In thousands)                               % of                      % of                      % of                      % of
                                              Net                       Net                       Net                       Net
                                Amount       Sales        Amount       Sales        Amount       Sales        Amount       Sales
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Net Sales                     $  144,378        100.0%  $  147,394        100.0%  $   47,981        100.0%  $   46,527        100.0%

Cost of Goods Sold                89,981         62.3       92,912         63.0       29,452         61.4       28,988         62.3
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Gross Profit                      54,397         37.7       54,482         37.0       18,529         38.6       17,539         37.7

Selling, general and
  administrative expenses         28,832         20.0       31,545         21.4        9,599         20.0       10,229         22.0
Cumulative adjustment for
  Aerospace                         --           --           (721)        (0.5)        --           --           --           --
Amortization of goodwill            --           --          2,504          1.7         --           --            824          1.8
Other                              1,220          0.8           76          0.1          632          1.3           65          0.1
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income from operations            24,345         16.9       21,078         14.3        8,298         17.3        6,421         13.8

Other income                         122          0.1          244          0.2           24          0.1          103          0.2
Interest expense                 (10,083)        (7.0)     (13,021)        (8.8)      (3,311)        (6.9)      (3,899)        (8.4)
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income before provision for
  income taxes and cumulative
  effect in change of
  accounting principle            14,384         10.0        8,301          5.6        5,011         10.4        2,625          5.6
Provision for income taxes         6,341          4.4        4,372          3.0        2,060          4.3        1,772          3.8
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income before change in
  accounting principle             8,043          5.6        3,929          2.7        2,951          6.2          853          1.8
Change in accounting
  principle, net of
  taxes of $3,013                 (8,157)        (5.7)        --           --           --           --           --           --
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net (loss) income             $     (114)        (0.1)% $    3,929          2.7%  $    2,951          6.2%  $      853          1.8%
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

A summary of the Company's segments is as follows:

Electrical Components
Business

                                       Nine Months Ended September 30,                   Three Months Ended September 30,
                              -------------------------------------------------   -------------------------------------------------
                                       2002                      2001                      2002                      2001
                              -----------------------   -----------------------   -----------------------   -----------------------
                                             % of                      % of                      % of                      % of
                                              Net                       Net                       Net                       Net
                                Amount       Sales        Amount       Sales        Amount       Sales        Amount       Sales
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
(In thousands)

Net Sales                     $   93,953        100.0%  $   90,622        100.0%  $   30,988        100.0%  $   29,727        100.0%
Cost of Sales                     58,226         62.0       57,825         63.8       18,697         60.3       18,669         62.8
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Gross Profit                      35,727         38.0       32,797         36.2       12,291         39.7       11,058         37.2

Selling, general and
  administrative expenses         19,983         21.3       19,559         21.6        6,764         21.8        6,520         21.9
Cumulative adjustment for
  Aerospace                         --           --           (721)        (0.8)        --           --           --           --
Amortization of goodwill            --           --          1,204          1.3         --           --            388          1.3
Other                                420          0.4          --          --             99          0.3         --           --
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income from operations        $   15,324         16.3%  $   12,755         14.1%  $    5,428         17.5%  $    4,150         14.0%
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========



Mechanical Engineered Components
Business

                                       Nine Months Ended September 30,                   Three Months Ended September 30,
                              -------------------------------------------------   -------------------------------------------------
                                       2002                      2001                      2002                      2001
                              -----------------------   -----------------------   -----------------------   -----------------------
                                             % of                      % of                      % of                      % of
                                              Net                       Net                       Net                       Net
                                Amount       Sales        Amount       Sales        Amount       Sales        Amount       Sales
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
(In thousands)

Net Sales                     $   50,425        100.0%  $   56,772        100.0%  $   16,993        100.0%  $   16,800        100.0%
Cost of Sales                     31,755         63.0       35,087         61.8       10,755         63.3       10,319         61.4
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Gross Profit                      18,670         37.0       21,685         38.2        6,238         36.7        6,481         38.6

Selling, general and
  administrative expenses          6,275         12.4        7,068         12.4        2,134         12.6        2,131         12.7
Amortization of goodwill            --           --          1,300          2.3         --           --            436          2.6
Other                                803          1.6           76          0.1          453          2.7           65          0.4
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income from operations        $   11,592         23.0%  $   13,241         23.3%       3,651         21.5%  $    3,849         22.9%
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========


Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

Net Sales: Net sales for the nine months ended September 30, 2002 ("Nine months 2002") decreased by approximately $3.0 million, or 2.0%, from approximately $147.4 million for the nine months ended September 30, 2001 ("Nine months 2001") to $144.4 million for the Nine months 2002. This decrease was the result of the approximately $3.3 million, or 3.7%, increase in the net sales of the EC business offset by the approximately $6.3 million, or 11.2%, decrease in net sales of the MEC business.

For the first five months of 2001, the results of operations of the aerospace division of Acme ("Aerospace") were excluded from the consolidated results of the Company due to its classification as being held for sale during that period. Net sales of the EC business, pro forma to include the net sales of Aerospace for the entire period in the results of operations for the Nine months 2001, declined by approximately $1.7 million, or 1.7% for the Nine months 2002. The primary driver was the decline in sales for the power conversion product line of the EC business. Net sales of the power conversion business for the Nine months 2002, pro forma to include the net sales of Aerospace for the entire period in the results of operations for the Nine months 2001, declined by approximately $2.7 million or 5.8%. This decline was the result of lower demand in the industrial and telecom markets for power distribution products.

Net sales in the MEC business decreased by approximately $6.3 million for the Nine months 2002 as compared to the Nine months 2001. This decrease is primarily related to the decline in sales of the Company's lock product line, which has continued to experience softness in demand across its major markets.

Gross Profit: Gross profit decreased by approximately $85,000, or 0.2%, from approximately $54.5 million for the Nine months 2001 to approximately $54.4 million the Nine months 2002, resulting from the $2.9 million, or 8.9%, increase in the gross profit of the EC business less the decline in gross profit of the MEC business for Nine months 2002 of approximately $3.0 million, or 13.9%.

Gross profit of the EC business, pro forma to include the results of operations of Aerospace for the entire period in the results of operations for the Nine months 2001, increased by approximately $1.1 million for the Nine months 2002 as compared to the Nine months 2001. The gross profit gains resulted from productivity improvements experienced during 2002 as well as from a sales product mix that resulted in higher margins.

The approximately $3.0 million decline in gross profit for the MEC business for the Nine months 2002 as compared to the Nine months 2001 is primarily due to the decline in sales of the lock product line of the MEC business for the Nine months 2002.

The gross profit, as a percentage of net sales ("GP percentage"), for the EC business increased by approximately 1.8% from 36.2% for the Nine months 2001 to 38.0% to the Nine months 2002. For the MEC business, the GP percentage declined by approximately 1.2% from 38.2% for the Nine months 2001 to 37.0% to the Nine months 2002. The GP percentage for the EC business, pro forma to include the results of operations of Aerospace for the entire period in the results of operations for the Nine months 2001, increased by approximately 2.2% from 37.5% for the Nine months 2001 to 39.7% for the Nine months 2001. The increase in GP percentage for the EC business is the result of product mix and productivity gains. The decline in GP percentage of the MEC business is primarily related to a change in product mix and margin compression resulting from fixed overheads being absorbed by lower sales levels primarily related to the lock product line.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses declined by approximately $2.7 million, or 8.6%, from approximately $31.5 million for the Nine months 2001 to approximately $28.8 million for the Nine months 2002. As a percentage of net sales, SG&A decreased by 1.4% from 21.4% for the Nine months 2001 to 20.0% for the Nine months 2002.

SG&A of the EC business increased by approximately $424,000 or 2.2%, for the Nine months 2002 as compared to the Nine months 2001 and, as a percentage of net sales, declined 0.3% for the Nine months 2002. SG&A of the EC business, pro forma to include the results of operations of Aerospace for the entire period in Nine months 2001, declined by approximately $1.2 million, or 5.9%, for the Nine months 2002 as compared to the Nine months 2001, and, as a percentage of net sales, SG&A, pro forma to include the results of operations of Aerospace for the entire period in the results of operations for the Nine months 2001, decreased 0.9% for the Nine months 2002.

SG&A of the MEC business, which declined by approximately $793,000, or 11.2%, for the Nine months 2002 as compared to the Nine months 2001, remained at 12.4% of sales for the Nine Months 2002.

The decrease in SG&A expenses for the Nine months 2002 as compared to the Nine months 2001 is primarily related to the closure of the corporate office of Acme. For the Nine months 2001, the corporate office, which was closed in October 2001, added approximately $2.1 million to the consolidated SG&A expenses of the Company during the Nine months 2001, including approximately $457,000 of depreciation. Upon the close of the Acme corporate office, all remaining related expenses of that office terminated.

The decrease in the SG&A of the EC business, pro forma to include the results of Aerospace in the Nine months 2001, and decrease in SG&A of the MEC business were primarily related to the Company's cost reduction initiatives put in place during 2001 in response to the downturn in the economy and lower commissions due to the lower sales volumes and commission mix of the sales volume.

Acme Aerospace Division Cumulative Adjustment: On September 1, 2001, the Company, based on management's conclusion that the aerospace division of Acme ("Aerospace"), which was previously held for sale, was more valuable than what current market conditions dictated and decided to retain rather than divest Aerospace. On that date and in accordance with EITF 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to be Sold", the Company reallocated the purchase price as if Aerospace had never been held for sale and recorded a cumulative adjustment for the results of operations of Aerospace from the date of acquisition through May 31, 2001 of $721,000, which had been excluded from the results of operations of the Company and had been included in goodwill.

Amortization of Goodwill: Goodwill amortization decreased by approximately $2.5 million during Nine months 2002 as compared to Nine months 2001, due to the Company ceasing the amortization of goodwill as of January 1, 2002 as required by Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

Other expenses: Other expenses increased approximately $1.1 million for the Nine Months 2002 as compared to the Nine Months 2001. For the Nine Months 2002, the other expenses include approximately $803,000 of start up expenses related to the Company's new lock production facility in Mexico, approximately $320,000 of expense related to the Acme Pension Plan and approximately $145,000 of deferred finance costs which were written off when the Company amended its bank agreement in June (see Liquidity and Capital Resources).

Income from Operations: Income from operations increased by approximately $3.3 million, or 15.5%, from approximately $21.1 million for the Nine months 2001 to $24.3 million for the Nine months 2002. This increase resulted from the decrease in gross profit of approximately $85,000 offset by the decreases in SG&A expenses of approximately $2.7 million and goodwill amortization of approximately $2.5 million. The decrease in operating expenses was reduced by $721,000 of cumulative income recorded during the Nine months 2001 related to Aerospace and the increase of other operating expenses of approximately $1.1 million discussed above. The Company finalized its impairment testing, as prescribed by SFAS 142, during the third quarter to determine the amount of final impairment.

Interest Expense: Interest expense declined by approximately $2.9 million, or 22.6%, during the Nine months 2002. This decrease is primarily due to lower levels of outstanding borrowings during the Nine months 2002 as compared to the Nine months 2001, as well as reduced rates of interest charged on the outstanding principal on the variable rate term loan during the Nine months 2002 as compared to the Nine months 2001.

Provision for Income Taxes: The provision for income taxes increased by approximately $2.0 million, or 45.0%, for the Nine months 2002 as compared to the Nine months 2001. The increase is directly related to the increase in income before taxes. The Company's effective tax rate for Nine months 2002 was approximately 44% on income before taxes. The effective rate for the Nine months 2001 was 52.7%. Primary driver in the change in effective rate is due to the removal of Goodwill amortization from the Company's permanent differences.

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

In June 2002, the Company completed the assessment of its reporting units and its initial step one impairment test on January 1, 2002 financial information. As a result, the Company identified one reporting unit in the MEC business with a book value of goodwill that exceeded its fair market value, which was estimated using valuation methodology involving discounted cash flows and market and transactional multiples of the reporting units. In accordance with SFAS 142, the Company estimated the amount of the impairment and recorded a cumulative effect in change of accounting principle, as of January 1, 2002, of approximately $7.8 million, net of taxes of approximately $3.3 million, to write down the goodwill associated with the Company's lock product line resulting from the current market conditions of that product line. The Company finalized its impairment testing, as prescribed by SFAS 142, during the third quarter to determine the amount of final impairment. As a result, the Company reduced the tax impact of the charge by approximately $353,000 to reflect the proper deferred tax basis of the adjusted goodwill. No further impairment charges were taken against the Company's goodwill.

Net (loss) Income: Net (loss) income decreased by approximately $4.0 million from net income of approximately $3.9 million for the Nine months 2001 to a net loss of approximately $114,000 for the Nine months 2002. While income from operations increased by approximately $3.3 million and interest expense declined approximately $2.9 million, other income declined by approximately $122,000 and the Company's provision for taxes increased by approximately $2.0 million due to the factors discussed above. The net increase in income before change in accounting principle of approximately $4.1 million was more than offset by the approximately $8.2 million charge taken to reduce the Company's carrying value of its goodwill.


Three months ended September 30, 2002 compared to the three months ended September 30, 2001

Net Sales: Net sales for the three months ended September 30, 2002 ("Quarter 2002") increased by approximately $1.5 million, or 3.1%, from approximately $46.5 million for the three months ended September 30, 2001 ("Quarter 2001") to approximately $48.0 million for the Quarter 2002. This increase was the result of the approximately $1.3 million, or 4.2%, increase in the net sales of the EC business and the approximately $193,000, or 1.1%, increase in net sales of the MEC business for the Quarter 2002.

The increase in net sales for the EC business was driven by an increase in sales in its specialty electrical components product line. The approximate $2.2 million increase in sales of the specialty electrical product line was driven by growth in both its recreational and industrial markets. Further, net sales in September 2001 were negatively impacted as a result of the terrorist attacks. While the net sales of the power conversion product line remained in line with Quarter 2001, the utility product line experienced a decline in net sales of approximately $ 863,000 resulting from reduced capital spending by utilities in response to the unsteady conditions which currently exist in their end markets.

Net sales in the MEC business increased by approximately $193,000 for the Quarter 2002 as compared to the Quarter 2001. This increase is primarily the combination of an approximately $1.8 million increase in sales by the Company's turbocharger product line offset by an approximately $1.9 million decline in sales of the Company's lock product line. The turbocharger product line has experienced growth in overseas sales and an increase in domestic production in anticipation of new environmental guidelines, which went into effect in October. The decline in the sales of the Lock product line relate to continued softness in demand across its major markets.

Gross Profit: Gross profit increased by $990,000, or 5.6%, from approximately $17.5 million in the Quarter 2001 to approximately $18.5 million in the Quarter 2002, resulting from the $1.2 million or 11.2%, increase in the gross profit of the EC business less the decline in gross profit of the MEC business for the Quarter 2002 of approximately $243,000, or 3.7%.

The increase in gross profit of the EC business was driven by volume increases experienced by the Company's specialty electrical component product line. In addition, the Company's power conversion product line experienced approximately $365,000 in increased gross profit for the Quarter 2002 as compared to the Quarter 2001, resulting from productivity gains and mix.

The approximately $243,000 decline in gross profit of the MEC business for the Quarter 2002 as compared to the Quarter 2001 is primarily due to the decline in sales of the lock product line of the MEC business for the Quarter 2002 being mostly offset by the increase in gross profit for the Quarter 2002 of the Company's turbocharger product line.

The GP percentage, for the EC business increased by approximately 2.5% from 37.2% for the Quarter 2001 to 39.7% for the Quarter 2002. For the MEC business, the GP percentage declined by approximately 1.9% from 38.6% for the Quarter 2001 to 36.7% for the Quarter 2002. The change in GP percentage for the EC business is the result of volume leverage, product mix and productivity gains. The change in GP percentage for the MEC business is primarily related to a change in product mix and margin compression resulting from fixed overheads being absorbed by lower sales levels related to the lock product line.

Selling, General and Administrative Expenses: SG&A expenses declined by approximately $630,000, or 6.2%, from approximately $10.2 million for the Quarter 2001 to approximately $9.6 million for the Quarter 2002. As a percentage of net sales, SG&A decreased by approximately 2.0% for the Quarter 2002 as compared to the Quarter 2001. SG&A of the EC business increased by approximately $244,000, or 3.7%, for the Quarter 2002 as compared to the Quarter 2001 and, as a percentage of net sales, decreased by 0.1% to 21.8% for the Quarter 2002. SG&A of the MEC business, which remained in line with Quarter 2001, was approximately $2.1 million for the Quarter 2002.

The decrease in SG&A expenses for the Quarter 2002 as compared to the Quarter 2001 is primarily related to the closing of the corporate office of Acme. For the Quarter 2001, the corporate office, which was closed in October 2001, added approximately $372,000 to the consolidated SG&A expenses of the Company during the Quarter 2001. Upon the close of the Acme corporate office, all remaining related expenses of that office terminated.

The increase in SG&A of the EC business is primarily related to commissions based on higher sales of certain product lines as compared to Quarter 2001. The MEC business remained in line with the prior year as the decline in SG&A of the Lock product line for the Quarter 2002 was offset by the increase in SGA of the turbocharger product line for the Quarter 2002.

Amortization of Goodwill: Goodwill amortization decreased by approximately $824,000 during the Quarter 2002 as compared to the Quarter 2001, due to the Company ceasing the amortization of goodwill as of January 1, 2002 as required by Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

Other expenses: Other expenses increased by approximately $567,000. For the Quarter 2002 the other expenses include approximately $453,000 of start up expenses related to the Company's new lock production facility in Mexico and approximately $180,000 of expense related to the Acme Pension Plan (see Liquidity and Capital Resources).

Income from Operations: Income from operations increased by approximately $1.9 million, or 29.2%, from approximately $6.4 million in the Quarter 2001 to approximately $8.3 million in the Quarter 2002. This increase resulted from the increase in gross profit of approximately $990,000 and decreases in SG&A expenses of approximately $630,000 and goodwill amortization of approximately $824,000. The decrease in operating expenses was reduced by an increase in other operating expenses of approximately $567,000.

Interest Expense: Interest expense decreased by approximately $588,000, or 15.1%, during the Quarter 2002. This decrease is primarily due to lower levels of outstanding borrowings during the Quarter 2002 as compared to the Quarter 2001, as well as reduced rates of interest charged on the outstanding principal on the variable rate term loan during Quarter 2002 as compared to Quarter 2001.

Provision for Income Taxes: The provision for income taxes increased by approximately $288,000, or 16.3%, for the Quarter 2002 as compared to the Quarter 2001. The increase in provision for taxes is primarily related to the increase in income before taxes. The Company's effective tax rate for the Quarter 2002 was approximately 41.1% on income before taxes. The Company's effective rate declined approximately 4.5% due to the elimination of goodwill amortization beginning on January 1, 2002. Principally all of the company's goodwill is non-deductible for tax purposes.

Net Income: Net Income increased by approximately $2.1 million from approximately $853,000 for the Quarter 2001 to approximately $3.0 million for the Quarter 2002. The increase resulted from the increase in income from operations of approximately $1.9 million, a decrease in interest expense of approximately $588,000 and an increase in provision for taxes of approximately $288,000, due to the factors discussed above.

Liquidity and Capital Resources

The Company has historically generated funds from its operations and its working capital requirements generally have not materially fluctuated from quarter to quarter. The Company's other main sources of liquidity have historically been the Company's $80.0 million of uncollateralized 10.5% senior notes due 2008 and its outstanding credit facilities. The credit facility provides for a six-year $40.0 million revolving credit facility and a six-year $100.0 million term loan facility. The credit agreement, guaranteed by the Company's subsidiaries and KCI, is collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property. There were no amounts outstanding under the revolving credit facility at September 30, 2002 or December 31, 2001. The term loan is payable in quarterly installments through September 2006. Both the term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate or the London interbank offered rate ("LIBOR") plus an applicable margin which will vary from 1.0% to 3.5% and require the payment of a commitment fee of 0.5% on the unused portion of the facility as well as quarterly commitment fees.

The credit facility also allows for up to $5.0 million of outstanding letters of credit. At September 30, 2002, the Company had one letter of credit outstanding for approximately $443,000. The letter of credit primarily relates to outstanding Acme workman's compensation claims.

The credit agreement contains certain covenants and restrictions, which require the maintenance of financial ratios and restrict or limit dividends and other shareholder distributions, transactions with affiliates, capital expenditures, rental obligations and the incurrence of indebtedness.

In June 2002, the Company amended its credit agreement (the "Amendment") to provide for revised financial covenant ratios from September 30, 2002 through December 2003 from the original covenant ratios stipulated in the credit agreement. In addition, the Amendment revised the Company's applicable margin on borrowings, the maximum allowable capital expenditures through 2003 and reduced the amount allowed for permitted acquisitions (as defined in the credit agreement) from $15 million to $7.5 million through the end of 2003. Concurrent with the Amendment, the Company voluntarily reduced the availability under its revolving credit facility by $15 million from $40 million to $25 million through the end of 2003. At September 30, 2002, the Company was in compliance with the covenants of the credit agreement set forth in the Amendment. In connection with the Amendment and as a result of the Company voluntarily reducing its borrowing capacity through the end of 2003, the Company wrote off $145,000 of the deferred finance costs related to amending the Company's credit facility.

The Company's remaining liquidity demands will be for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's senior notes require semiannual interest payments on the outstanding principal. The term loan requires quarterly principal payments. Principal payments required for the next 12 months will be approximately $10.0 million. Under the revolving credit facility and term loan, the Company has the option to lock in a specified interest rate by entering into a contract, for different periods, which cannot exceed 180 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. As of September 30, 2002, the Company had no outstanding commitments for capital expenditures. The Company anticipates its capital expenditures for the year ended December 31, 2002 to be approximately $3.0 million. The expenditures are primarily needed to maintain its facilities and expand its production capacity for the Company's ongoing initiative to expand operations in Mexico and in order to take advantage of profitable market opportunities. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility.

KCI has no operations and is dependent on KCLLC for financial resources in the form of capital distributions to meet its obligations. KCI obligations include the liquidation preferences of $107 million for its preferred stock plus any dividends payable in arrears (at September 30, 2002 there were approximately $2.5 million in cumulative dividends in arrears, payable in-kind), which are redeemable for cash at the option of the holder after June 2, 2009, the requirement to purchase shares from its common shareholders under certain circumstances and its tax obligations. Repurchases of KCI Common Stock are made at fair market value as defined in KCI's shareholder agreement. At September 30, 2002 approximately 1.3 million KCI common shares plus potentially 190,000 shares covered by stock options were subject to repurchase by KCI. The ability of KCLLC to make such capital distributions will be limited by its available resources and is limited by restrictions of debt and other agreements. KCLLC reflects the tax obligations of KCI in its tax provision.

Cash flows provided by operating activities were approximately $17.0 million and $12.6 million for the Nine months 2002 and 2001, respectively. The net increase of approximately $4.4 million for the Nine months 2002 resulted primarily from the increase in net income plus non-cash charges of the Company of approximately $1.3 million as compared to the Nine months 2001 and an increase resulting from the net change in accrued expenses and other liabilities and prepaid expenses and other assets of approximately $2.1 million and $1.3 million, respectively. The working capital accounts (accounts receivable, inventory and accounts payables) provided net cash of approximately $907,000 for the Nine months 2002 compared to the approximately $1.1 million of net cash provided during the Nine months 2001, for a net decline of approximately $160,000. Accrued expenses and other liabilities attributed $2.1 million of the approximately $4.4 million increase in cash flows from operations over the Nine months 2001 primarily related to the changes in accrued expenses related to the Acme acquisition and accrued compensation resulting from changes in accrued bonuses for certain operating divisions. The increase in prepaid expenses relates directly to the increase in prepaid insurance.

Cash flows used in investing activities were approximately $1.7 million and $1.9 million for the Nine months 2002 and the Nine months 2001, respectively. Capital expenditures for the Nine months 2002 and the Nine months 2001 were approximately $2.1 million and $3.3 million, respectively. The decrease in capital expenditures from the Nine months 2002 to the Nine months 2001 was primarily due to the Company's cost containment strategies in response to the downturn in the economy. Proceeds from the assets held for sale were approximately $364,000 and $1.3 million for the Nine months 2002 and the Nine months 2001, respectively.

Cash flows from financing activities used net cash of approximately $15.3 million and approximately $12.8 million during the Nine months 2002 and the Nine months 2001, respectively. The net cash used in financing activities for the Nine months 2002 was related to the Company's net repayment of outstanding debt under its existing credit facilities during the two periods. The debt payments during the Nine months 2002 were primarily prepayments against its outstanding term loan. The payments are first applied to the Company's next two scheduled payments and then are ratably applied to the remaining required principal payments. During the Nine months 2001, the Company repaid a net of approximately $11.8 million of term debt and $2.8 million of debt outstanding on the revolving credit facility. The Company also distributed approximately $906,000 during the Nine months 2001 to its member so that it could repurchase common stock from a shareholder.

Management believes that the Company's cash flow from operations, together with its borrowing availability under its existing credit facilities, will be adequate to meet its anticipated capital requirements for the next twelve months.

Significant Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the consolidated financial statements, included in the Company's Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

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

      Goodwill and other intangible assets: At September 30, 2002, the Company had recorded approximately $108.1 million in goodwill and other intangible assets, net of accumulated amortization related to acquisitions made in 2000 and prior years. The recoverability of these assets is subject to an impairment test based on the estimated fair value of the underlying businesses. These estimated fair values are based on estimates of the future cash flows of the businesses. Factors affecting these future cash flows include: the continued market acceptance of the products and services offered by the businesses; the development of new products and services by the businesses and the underlying cost of development; the future cost structure of the businesses; and future technological changes.

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

Backlog

The Company's backlog of orders as of September 30, 2002, was approximately $26.7 million. The Company includes in its backlog only accepted purchase orders. However, backlog is not necessarily indicative of future sales. In addition, purchase orders can generally be cancelled at any time without penalty.

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

In June 2002, the Company completed the assessment of its reporting units and its initial step one impairment test on January 1, 2002 financial information. As a result, the Company identified one reporting unit in the MEC business with a book value of goodwill that exceeded its fair market value, which was estimated using valuation methodology involving discounted cash flows and market and transactional multiples of the reporting units. In accordance with SFAS 142, the Company estimated the amount of the impairment and recorded a cumulative effect in change of accounting principle, as of January 1, 2002, of approximately $7.8 million, net of taxes of approximately $3.4 million, to write down the goodwill associated with the Company's lock product line resulting from the current market conditions of that product line. The Company finalized its impairment testing, as prescribed by SFAS 142, during the third quarter to determine the amount of final impairment. As a result, the Company reduced the tax impact of the charge by approximately $353,000 to reflect the proper deferred tax basis of the adjusted goodwill. No further impairment charges were taken against the Company's goodwill.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk


The Company's primary exposure to market risk is related to the variability in interest rates associated with the $69.7 million outstanding under its term loan and with any amounts outstanding under its $40-million revolving credit facility. In connection with the Amendment to the credit facility (see Liquidity and Capital Resources) the Company has voluntarily reduced its borrowing capacity under the revolving credit facility by $15.0 million through the end of 2003. There were no borrowings outstanding on September 30, 2002 under the revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the agreement. Principally all of the borrowings under the term loan are locked in at approximately 5.1% until November 25, 2002, when the underlying LIBOR contract is up for renewal. At September 30, 2002, the Company had no borrowings under its revolving credit facility and was one payment ahead of its amended schedule on its term loan. A 1% change in the interest rate for the Company's credit facilities in place at December 31, 2001 would have resulted in a change in the Company's annual interest expense of approximately $940,000. The senior notes bear a fixed rate of interest and therefore are not subject to market risk. The Company does not hold derivative financial instruments or believe that material imbedded derivatives exist within its contracts.

Item 4. Controls and Procedures.

Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including KCLLC's Chief Executive Officer, President and KCLLC's Chief Financial Officer, KCLLC evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon that evaluation, KCLLC's Chief Executive Officer, President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting the Chief Executive Officer, President and Chief Financial Officer to material information relating to KCLLC (including its consolidated subsidiaries) required to be included in its periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including Finance Corp.'s Chief Executive Officer, President and Finance Corp.'s Chief Financial Officer, Finance Corp. evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon that evaluation, Finance Corp.'s Chief Executive Officer, President and Chief Financial Officer have concluded that the Finance Corp.'s disclosure controls and procedures are effective in timely alerting the Chief Executive Officer, President and Chief Financial Officer to material information relating to Finance Corp. required to be included in its periodic SEC filings. There have been no significant changes in Finance Corp.'s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                           Part II - Other Information

Item 6 -- Exhibits and Reports on Form 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

         The Company filed the following report on Form 8-K during the third quarter of the year ending December 31, 2002:

                Date of Report          Date Report Filed with SEC                Items Reported
                --------------          --------------------------                --------------
                August 14, 2002              August 14, 2002              Item 9. Regulation FD Disclosure

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                KEY COMPONENTS, LLC


Date: November 14, 2002                         By: /s/Clay B. Lifflander
                                                   ----------------------
                                                   Clay B. Lifflander
                                                   Chief Executive Officer


Date: November 14, 2002                         By: /s/ Robert. B. Kay
                                                   --------------------
                                                   Robert B. Kay
                                                   President


Date: November 14, 2002                         By: /s/Keith A. McGowan
                                                   --------------------
                                                   Keith A. McGowan
                                                   Chief Financial Officer

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                KEY COMPONENTS FINANCE CORP.


Date: November 14, 2002                         By: /s/ Clay B. Lifflander
                                                   -----------------------
                                                   Clay B. Lifflander
                                                   Chief Executive Officer


Date: November 14, 2002                         By: /s/ Robert. B. Kay
                                                   --------------------
                                                   Robert B. Kay
                                                   President

Date: November 14, 2002                         By: /s/ Keith A. McGowan
                                                   ---------------------
                                                   Keith A. McGowan
                                                   Chief Financial Officer

                                 Certifications

I, Clay B. Lifflander, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Key Components LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Clay B. Lifflander
----------------------
Clay B. Lifflander
Chief Executive Officer

I, Robert B. Kay, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Key Components LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Robert B. Kay
-----------------
Robert B. Kay
President

I, Keith A. McGowan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Key Components LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Keith A. McGowan
--------------------
Keith A. McGowan
Chief Financial Officer

I, Clay B. Lifflander, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Key Components Finance Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Clay B. Lifflander
----------------------
Clay B. Lifflander
Chief Executive Officer

I, Robert B. Kay, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Key Components Finance Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Robert B. Kay
-----------------
Robert B. Kay
President

I, Keith A. McGowan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Key Components Finance Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Keith A. McGowan
--------------------
Keith A. McGowan
Chief Financial Officer