Form 10-K
period 2002-12-31
KEY COMPONENTS LLC
filed 2003-03-11
CIK 1065418

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


    For the fiscal year ended December 31, 2002

                                       OR
|_| TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ________ to ____________

                      Commission File Number: 333-58675-01
                                              ------------

                               KEY COMPONENTS, LLC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                         04-3425424
--------------------------------------------    ------------------------------------------------
      (State or Other Jurisdiction of                (I.R.S. Employer Identification No.)
      Incorporation or Organization)

200 White Plains Road, Tarrytown, New York                           10591
--------------------------------------------    ------------------------------------------------
 (Address of Principal Executive Offices)                         (Zip Code)

                                 (914) 332-8088
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----
        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----
                      Commission File Number: 333-58675-01
                                              ------------
                          KEY COMPONENTS FINANCE CORP.*
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                          14-180594
-------------------------------------------     ------------------------------------------------
     (State or Other Jurisdiction of                 (I.R.S. Employer Identification No.)
      Incorporation or Organization)

200 White Plains Road, Tarrytown, New York                           10591
-------------------------------------------     ------------------------------------------------
 (Address of Principal Executive Offices)                         (Zip Code)

                                 (914) 332-8088
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----
        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----
         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. Not Applicable

         Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes__ No X_

         State the aggregate market value of common equity held by non-affiliates as of March 6, 2003: Not applicable since the membership interests in Key Components, LLC were owned by Key Components, Inc., a privately held New York corporation, and all of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

         Documents Incorporated by Reference: None

         * Key Components Finance Corp. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

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

Item 1. Business

KCLLC, a Delaware limited liability corporation organized on May 15, 1998, maintains its principal office at 200 White Plains Road, Tarrytown, New York 10591 and its telephone number is (914) 332-8088. The Company files current, quarterly and annual reports on Form 8-K, Form 10-Q and Form 10-K, respectively. They can be accessed through the EDGAR database at www.sec.gov. Any debenture holder can request a copy of filings in writing to the Company's principal office.

The Company is a leading manufacturer of custom engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where the Company believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. The Company conducts its operations through its two businesses, its electrical components ("EC") business and its mechanical engineered components ("MEC") business. The EC business product offerings include power conversion products, specialty electrical wiring devices and connectors and high-voltage utility switches which are manufactured by its subsidiaries Acme Electric Corporation ("Acme"), Marine Industries, LLC ("Marinco"), Atlantic Guest, Inc. ("Guest") and Turner Electric, LLC ("Turner"). The product offerings of the MEC business consist primarily of flexible shaft and remote valve control components, turbo-charger components and medium security lock products and accessories, which are manufactured by its subsidiaries B.W. Elliott Manufacturing Co., LLC ("BWE"), Gits Manufacturing, LLC ("Gits"), Hudson Lock, LLC ("Hudson") and ESP Lock Products, LLC ("ESP"). No one customer accounted for more than ten percent of sales of the Company for any of the three years ended December 31, 2002. For the years ended December 31, 2002, 2001 and 2000, four customers, who are subsidiaries of one company, accounted for approximately 14%, 13% and 12% of sales, respectively, of the MEC business. (See Note 5 to the Company's consolidated financial statements elsewhere in this Form 10-K for information concerning the Company's business segments).

Acquisition History

The 1992 acquisition of BWE began the acquisition program of the Company to acquire small to medium size manufacturers of essential niche components for use in various OEM customer products. In 1993, the Company acquired the flexible shaft division of Stow Manufacturing Company, Inc., as a consolidation opportunity for BWE. During 1997 and 1998, the Company added to the MEC's product offerings with the acquisitions of Hudson and ESP. During 1999, the Company complemented its MEC product offerings and formed its EC business through its acquisition of Valley Forge Corporation ("VFC"). The Company expanded its EC business with the acquisition of Acme in November 2000 (see Note 2 to the consolidated financial statements contained elsewhere in this Form 10-K).

The Company has historically acquired complementary or related manufacturing businesses and sought to integrate them into existing operations. Following an acquisition, management seeks to rationalize operations, reduce overhead costs, develop additional cross-selling opportunities and establish new customer relationships. As a result of its integration efforts and internal growth, the Company's consolidated net sales have increased from approximately $9.1 million in fiscal year 1992 to approximately $187.9 million for fiscal year 2002.

The Company continues to seek to make selective acquisitions of light industrial manufacturing companies (see Note 13 to the Company's consolidated financial statements elsewhere in this Form 10-K).

Electrical Components

The Company's EC business features three major product lines: (i) power conversion products, (ii) specialty electrical components ("SPEC") and (iii) electric utility components.

Power Conversion Products

The Company's acquisition of Acme enabled the Company's EC business to enter into the production of power conversion products. Power conversion product net sales were approximately 30% of the Company's consolidated net sales for the year ended December 31, 2002. Acme's primary products are transformers that range in size from 1/4 KVA (1,000 volts x Amps) to 1,000 KVA. A transformer is an electrical device designed to convert alternating current from one voltage to another. A transformer has no moving parts and is a completely static solid-state device, which insures a long and maintenance-free life under normal operating conditions. It consists, in its simplest form, of two or more wires or coils wound on a laminated steel core. The Company has 1,400 active transformer models, which are sold through two primary sales channels, its wholesale distribution network and through direct sales to OEMs. Products sold through the wholesale distribution network are generally smaller sized transformer models. Due to the small size of the average order, the margins achieved are generally higher than those achieved selling to OEMs. In the OEM sales channel, customers are offered custom-built products, which generally achieve lower margins as products are price-reduced in anticipation of a higher volume of orders. The Company believes the OEM sales channel will drive the transformer product line's revenue growth. Transformer designs rarely change and most transformers have a long useful life.

Acme operates in a segment of the transformer market which was estimated by the National Electrical Manufacturers Association to be approximately $315 million for 2002. This segment is defined as being comprised of dry type transformers, which are less than 600 volts and range from 1/4 to 1,000 KVA. The competition in this segment is divided into two tiers: the large switch gear manufacturers, that sell transformers as part of a package of products, such as General Electric, Electrical Distribution Products, a division of Schneider Electric ("Square D"), Hammond Manufacturing Inc., Eaton Corporation and Siemens, and transformer specialists, such as Acme, Sola/Heavy-Duty, Jefferson Electric, Inc. and Federal Pacific. Acme supplies products that comprise approximately 15% of the total market, which is approximately one half that of General Electric and Square D's market share but twice that of any other competitor.

In June 2001, the Company determined to retain the aerospace division of Acme as part of the power conversion product line (see Note 2 to the consolidated financial statements elsewhere in this Form 10-K). This expanded the power conversion product line to include battery charger systems and the manufacturing of fibrous nickel cadmium batteries for use in such battery systems, power control systems, power supplies and converters used primarily in aerospace applications. Major customers of this product line include governmental defense manufacturers and OEM aerospace manufacturers. The aerospace aftermarket is an increasing share of the product line's revenues as the quantity of batteries and systems sold by the Company that are designed into OEM applications has grown over the last five years.

Specialty Electrical

Within the SPEC market, the Company's core market niches are the recreational and industrial markets, where the Company sells to both OEM customers and after-market retail customers under brand names such as Marinco, Guest, AFI, Nicro, Park Power, and various private labels. In the recreational marine market, where the Company sells the entire range of its product offerings, the Company specifically targets the blue water/leisure boating and inland fishing/bass boat market segments and has a strong market presence. Customers include OEMs and major after-market distributors. The Company's wiring devices and components are designed to withstand hostile weather and corrosive environments, while remaining easy to install in less than ideal conditions. SPEC products include; (i) weather and corrosion resistant wiring devices, such as ship-to-shore electrical connectors for marine and vehicle-to-outlet connectors for recreational vehicle applications; (ii) onboard "potted" (i.e., completely insulated) battery chargers for outdoor applications including bass boat and other marine applications; and (iii) various accessory products such as plugs, receptacles, electrical switches, solar ventilation products, and boat accessories such as horns, windshield wiper systems, lighting products, and teak accessories. Net sales of the Company's SPEC products accounted for approximately 24% of the Company's consolidated net sales for the year ended December 31, 2002. The SPEC product line enjoys a dominant market position in its core market where the Company's brands are highly regarded by both OEM and aftermarket customers.

The Company's SPEC product line also has products targeted for industrial applications. The market share of the Company's SPEC's products has grown dramatically since these products were targeted to the industrial marketplace approximately six years ago. The primary product offerings include; (i) onboard "potted" battery chargers for industrial and healthcare applications such as fork and "scissor" lifts, personal mobility carts, and electric wheelchairs; and
(ii) specialty wiring devices designed for industrial applications where protection from water, chemicals, dust, or other elements is required. Growth in this market has resulted from the development of customized products for applications such as outdoor power generators, movie and theatrical production, and semiconductor equipment manufacturing.

Electric Utility Components

The Company dominates the design and manufacture of high-voltage switchgear for electric utilities in the power transmission segment of the electric utility industry. While the Company competes in the distribution and substation segments of the electric utility marketplace as well, it is in the transmission segment that the Company has, over time, secured its relative position through superior quality and service, and by creating high barriers to entry through specialization, reputation, and investments in machinery and equipment. Net sales of the Company's electric ulitilty products were approximately 9% of the Company's consolidated net sales for the year ended December 31, 2002. Significant customers include large utilities. The EC business switchgear products consist primarily of air break switches, load break interrupters, and accessory equipment. Air break switches are used for sectionalizing and routing power from one point to another. Load break interrupters allow the sectionalizing and routing of power under full load conditions. Accessory equipment enables the utility operator to program parameters and related functions that will automatically sectionalize and switch power flow in the event of a fault. Once switched, the faulted line can be repaired, re-energized, and returned to service with minimal downtime or loss of service revenue.

Mechanical Engineered Components

The MEC business features three major product lines: (i) flexible shafts for the transmission of rotary power, (ii) turbocharger components, including wastegate actuators, and (iii) medium-security locks and locking systems.

Flexible Shafts

The Company is the leading domestic designer and manufacturer of flexible shaft products and assemblies. Net sales of flexible shaft products were approximately 10% of the Company's net sales for the year ended December 31, 2002. Flexible shafting is constructed utilizing unique wire winding technology. Flexible shaft assemblies are custom designed for the transmission of rotary power at low torque levels (less than ten horsepower), and can be incorporated into almost any machine, product, or device replacing conventional power transmission components such as rigid shafts, gearboxes, universal joints, and couplings. Flexible shafts are integrally designed into the OEM's final product to offer benefits, such as lighter weight, fewer component parts, less assembly time, and greater freedom in design, resulting in a lower manufacturing cost for the OEM's final product. The flexible shaft assemblies are critical components utilized in weed trimmers, concrete vibrators, lawn tractors, aircraft engines and wings, plant processing equipment, large vessels such as Navy ships, nuclear power plants, and many other applications in a variety of industries. The potential applications for flexible shafting are limited only by the Company's ability to develop new solutions to integrate flexible shafts into new OEM designs or to displace conventional power transmission products in existing applications.

Turbocharger components

The Company is a primary outsource supplier of turbocharger components to the domestic and international market for turbocharged diesel engines. The Company's turbocharger components are essential components of diesel engine turbocharger systems which, through the use of flow valve controls, increase engine power, efficiency, and economy while reducing emissions. As the primary supplier of turbocharger components and exhaust gas systems to nearly every major OEM turbocharger manufacturer, the Company's products can be found on a variety of truck, pick-up, and heavy-duty diesel-operated platforms. End-use customers for the Company's products include high-end truck and vehicle manufacturers such as Ford Motor Company. Net sales of the Company's turbocharger components products accounted for approximately 14% of the Company's consolidated net sales. The Company holds multiple patents and is very active in the development of new products to expand the Company's product line, including related emission control products.

Medium-Security Locks and Locking Systems

The Company competes in the medium-security segment for cylindrical lock applications. Medium-security locks are used in applications that involve non-life-threatening situations or when articles of low to moderate financial value are being secured. The Company produces highly engineered, custom, and specialty medium-security locks and locking systems to meet OEM customers' specifications for use in office furniture, point of sale terminals, bank bags, post office boxes, storage lockers, and other applications. Net sales of the Company's lock products were approximately 12% of the Company's consolidated net sales for the year ended December 31, 2002. The Company's lock products are typically small and low-cost but are precision-engineered and custom-designed critical components of a larger, more expensive end product. The Company also produces locking systems, which provide a safety feature used to prevent multiple drawers from being opened simultaneously in filing cabinets and desks. The Company is a sole or primary source for locks to leading furniture OEMs.

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

Competition

While the Company faces competition in each of its business segments, management believes that its products are able to achieve a significant share of their related market niches due to a variety of factors. The Company's strategy is to differentiate its products from its competitors', by providing high product quality, customer service, superior design capabilities and proprietary, vertically integrated manufacturing processes. The Company's strategy of providing custom engineered solutions and a high level of service to its customer base it has protected and strengthened its market share in the markets that it serves. Although it is possible other competitors may seek to serve these markets, the Company believes significant barriers to entry exist, including the unwillingness of OEMs to expand their vendor relationships for the same products purchased, the availability of customized processes which enable the Company to service its customers' needs on an efficient basis and the capital investment required to purchase the equipment needed to manufacture products of similar quality.

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

Employees

As of December 31, 2002, the Company employed 1,457 persons on a full-time basis. Of these employees, 722 were employed in the EC business, 727 were employed in the MEC business and the Company's corporate office had 8 employees as of December 31, 2002. One of the Company's subsidiaries had a collective bargaining agreement, which covered 67 employees. Neither KCLLC nor any of its subsidiaries has ever had a work stoppage and each of KCLLC and its subsidiaries considers its relationship with its employees to be satisfactory.

Item 2. Properties

At December 31, 2002 the Company's principal properties consisted of:

                                 Manufacturing Use/ Corporate                            Square
           Facility                         office                    Location           Footage      Owned/Leased
--------------------------------------------------------------------------------------------------------------------
KCLLC                           Corporate office                Tarrytown, NY              3,000         Leased

Electrical Engineered
Components:
Acme                            Power conversion                Lumberton, NC            128,000          Owned
Acme                            Power conversion                Monterrey, Mexico         45,000         Leased
Acme                            Power conversion                Tempe, AZ                 35,000         Leased
Marinco                         SPEC                            Napa, CA                  77,000         Leased
Guest                           SPEC                            Meriden, CT               33,000          Owned
Turner                          Utility switchgear              Fairview Heights, IL      52,000          Owned
Turner                          Utility switchgear              Milstadt, IL              28,000         Leased

Mechanical Engineered
Components:
BWE                             Flexible shaft products         Binghamton, NY           250,000          Owned
Gits                            Turbocharger components         Creston, Iowa             60,400          Owned
Gits                            Turbocharger components         Chonburi, Thailand        17,200         Leased
Hudson                          Lock products                   Hudson, MA               218,000          Owned
Hudson                          Lock products                   Monterrey, Mexico         37,500         Leased
ESP *                           Lock products                   Leominster, MA            55,000         Leased

* The lease for ESP Facility terminates in May 2003. During 2002 the Company moved most of the production from this facility into its Hudson facility and into its lock product facility in Mexico. The Company does not intend to renew the lease for the ESP facility.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

KCLLC's membership interests are not publicly traded (see "Certain Relationships and Related Transactions").

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

                                                             Year ended December 31,
                                      ----------------------------------------------------------------------
                                          2002           2001          2000          1999          1998
                                         ------         ------        ------        ------        ------
Net Sales                                $187,943       $193,817      $160,465      $144,400       $61,862
Income from operations                     17,287         26,486        31,368        22,346        11,953
Income from continuing operations           4,154          4,731         3,899         4,843         4,619
Net (loss) income (a)(b) (c) (d)           (6,631)         4,731        (1,316)        4,815             3
Total assets                              192,714        225,719       245,671       181,256        93,144
Long term debt (including current
    maturities) (e) (f)                   143,844        165,837       182,711       149,149        81,278

(a) Upon the adoption of SFAS 142, the Company stopped recording goodwill amortization effective January 1, 2002. In June 2002, the Company completed the assessment of its reporting units and its initial assessment of impairment upon adoption. As a result, the Company identified one reporting unit in the MEC business with a book value of goodwill that exceeded its fair market value, which was estimated using a valuation methodology that triangulates the discounted cash flows, market multiples and transactional multiples of the reporting units. In accordance with SFAS 142, the Company, during the second quarter 2002, estimated the amount of the impairment and recorded a cumulative effect of change in accounting principle, as of January 1, 2002, of approximately $7.8 million, net of taxes of approximately $3.4 million, to write down the goodwill associated with the Company's lock product line resulting from the market conditions of that product line. The Company, as prescribed by SFAS 142, finalized its impairment testing by comparing the implied fair value of the reporting unit's goodwill to its carrying value during the third quarter to determine the amount of the final impairment upon adoption of SFAS 142. As a result, the Company reduced the tax impact of the charge by approximately $353,000 to reflect the proper deferred tax basis of the adjusted goodwill. No further impairment charges were taken against the Company's goodwill.

    In December 2002, in accordance with SFAS 142, the Company performed its required annual fair value testing of its recorded goodwill for its reporting units using a valuation approach consistent with the one used upon adoption of SFAS 142. As a result of the analysis, the Company recorded a charge of approximately $12.4 million, which is included in the Company's operating expenses, related to its lock reporting unit, which experienced a further decline of its fair value since the January 1, 2002 assessment, due to a deterioration in the current year of its results of operations compared to its operating plan and projected future financial results as well as a decline in the market multiple ascribed to the product line in its fair market valuation. Through December 31, 2002, the Company's cumulative impairment of goodwill was approximately $23.5 million, all of which related to its lock product line.

(b) Effective May 31, 1997, BWE, Hudson and ESP each elected to be treated as an S corporation, which caused the shareholders of their then parent company, KCI, to be personally liable for the taxes on the income of the Company. Through August 31, 1999, VFC was a C corporation and was responsible for paying taxes on its income. Effective August 31, 1999, VFC was merged into KCLLC and most of VFC's subsidiaries, as well as BWE, Hudson and ESP, were converted to limited liability company ("LLC"). Corporations that elect to be treated as S corporations and LLCs are not liable for the majority of taxes on their income, which are imposed instead on their shareholders or members. Accordingly, subsequent to May 31, 1997 through December 31, 1998, the provision for income taxes includes only those taxes applicable to certain states.

    For the year ended December 31, 1999, the Company's provision for income taxes related primarily to VFC's consolidated taxable income (as a C corporation) and the taxable income of the subsidiaries not converted to LLC status. On May 22, 2000, KCI's S election terminated and KCI became responsible for taxes on the income of the Company (See Notes 1 and 9(a) to the consolidated financial statements)

(c) Net (loss) income for the years ended December 31, 2000 and 1998 reflects an extraordinary loss, net of tax, on early extinguishment of debt of approximately $1.2 million and $4.6 million, respectively.

(d) Net (loss) income for the years ended December 31, 2000 and 1999 reflects loss from discontinued operations, net of tax, of approximately $4.0 million and $28,000 respectively.

(e) Does not include approximately $5.9 million related to accrued stock appreciation rights as of December 31, 1999.

(f) Includes approximately $13.1 million of redeemable member's equity at December 31, 1999.


Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

KCLLC is the parent holding company of the wholly owned subsidiaries of the Company. KCI, the sole member of KCLLC, holds no other assets other than its investment in KCLLC and has no operations. The Company has two operating business segments, its electrical components ("EC") business and mechanical engineered components ("MEC") business. Through its two businesses, the Company is a leading manufacturer of custom-engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where the Company believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. The EC business product offerings include power conversion products, specialty electrical components and high-voltage utility switches. The product offerings of the MEC business consist primarily of flexible shaft and remote valve control components, turbo-charger actuators and medium security lock products and accessories. The Company's EC business was formed through its acquisition of VFC in 1999. The Company expanded the product offerings of its EC business with the power conversion product lines it acquired through its acquisition of Acme in November 2000. (See Note 2 to the Company's consolidated financial statements contained elsewhere in this Form 10-K). The Company's MEC business, which was comprised of its flexible shaft and lock product lines prior to the VFC acquisition, was expanded with the addition of the Company's turbocharger line, which it acquired in 1999 when the Company completed its acquisition of VFC.

The Company has historically acquired complementary or related manufacturing businesses and sought to integrate them into existing operations. Following an acquisition, management seeks to rationalize operations, reduce overhead costs, develop additional cross-selling opportunities and establish new customer relationships. As a result of its integration efforts and internal growth, the Company's consolidated net sales have increased from approximately $9.1 million in fiscal year 1992 to approximately $187.9 million for fiscal year 2002.

The Company continues to seek to make selective acquisitions of light industrial manufacturing companies (see Note 13 to the Company's consolidated financial statements elsewhere in this Form 10-K).

Results of Operations

The following table sets forth, for the periods indicated, consolidated statement of operations data for the Company expressed in dollar amounts (in thousands) and as a percentage of net sales. The financial data set forth includes the results of operations of KCLLC's wholly owned subsidiaries from their respective dates of acquisition (see Note 2 to the Company's consolidated financial statements elsewhere in this Form 10-K). The data set forth below should be read in conjunction with the Company's consolidated financial statements and notes thereto contained elsewhere in this Form 10-K.

Consolidated Statement of Operations Data:

                                                          Fiscal Year Ended December 31,
                                ------------------------------------------------------------------------------------
                                             2002                       2001                       2000
                                ---------------------------- -------------------------- ----------------------------
                                                  % of                        % of                        % of
                                   Amount      Net Sales       Amount       Net Sales       Amount      Net Sales
--------------------------------------------------------------------------------------------------------------------
Net Sales                        $187,943        100.0%      $193,817        100.0%       $160,465        100.0%

Cost of Goods Sold                117,566         62.6        122,975         63.4          93,847         58.5
                                ------------------------------------------------------------------------------------
Gross Profit                       70,377         37.4         70,842         36.6          66,618         41.5
Selling, general and
  administrative expenses          38,624         20.6         41,208         21.3          30,290         18.9
Goodwill Impairment                12,350          6.6              -            -               -            -
Amortization of goodwill                -            -          3,558          1.8           2,626          1.6
Cumulative adjustment for
  Aerospace                             -            -           (721)        (0.4)              -            -
Other operating expenses            2,116          1.1            311          0.2           2,334          1.5
                                ------------------------------------------------------------------------------------
Income from operations             17,287          9.2         26,486         13.7          31,368         19.5

Other income                          168          0.1            376          0.2             799          0.5
Recapitialization expenses              -            -              -            -          (7,937)        (4.9)
Interest expense                  (13,301)        (7.1)       (16,573)        (8.6)        (15,159)        (9.4)
                                ------------------------------------------------------------------------------------
Income before provision for         4,154          2.2         10,289          5.3           9,071          5.7
  taxes, discontinued
  operations, extraordinary
  item and cumulative effect
  of change in accounting
  principle
Provision for income taxes          2,628          1.4          5,558          2.9           5,172          3.3
                                ------------------------------------------------------------------------------------
Income from continuing              1,526          0.8          4,731          2.4           3,899          2.4
  operations
Loss from discontinued
  operations, net                       -            -              -            -          (3,988)        (2.5)
Extraordinary loss on early
  extinguishment of debt, net           -            -              -            -          (1,227)        (0.7)
Cumulative effect of change
  in accounting principle, net     (8,157)        (4.3)             -            -               -            -
                                ------------------------------------------------------------------------------------
Net (loss) income               $  (6,631)        (3.5)%    $   4,731          2.4%      $  (1,316)        (0.8)%
                                ====================================================================================

A summary of the Company's segments is as follows:

Electrical Components Business                                        Fiscal Year Ended December 31,
                                            ---------------------------------------------------------------------------------
                                                        2002                      2001                       2000
                                            --------------------------- -------------------------- --------------------------
                                                               % of                      % of                       % of
                                               Amount       Net Sales     Amount       Net Sales         Amount    Net Sales
                                            ---------------------------------------------------------------------------------
Net Sales                                     $121,051         100.0%      $120,401       100.0%         $71,656     100.0%
Cost of Sales                                   75,384          62.3         77,683        64.5           40,935      57.1
                                            ---------------------------------------------------------------------------------
Gross Profit                                    45,667          37.7         42,718        35.5           30,721      42.9
Selling, general and administrative
  expenses                                      26,383          21.8         26,096        21.7           16,917      23.6
Amortization of goodwill                             -             -          1,824         1.5              895       1.2
Cumulative adjustment for Aerospace                  -             -           (721)       (0.6)               -         -

Other expenses                                     777           0.6              -           -                -         -
                                            ---------------------------------------------------------------------------------
Income from operations                         $18,507          15.3%       $15,519        12.9%         $12,909      18.0%
                                            =================================================================================



Mechanical Engineered Components                                      Fiscal Year Ended December 31,
                                            ---------------------------------------------------------------------------------
                                                        2002                       2001                       2000
                                            --------------------------- --------------------------- -------------------------
                                                             % of                         % of                      % of
                                               Amount      Net Sales       Amount       Net Sales       Amount     Net Sales
                                            ----------- --------------- ------------ -------------- ------------- -----------
Net Sales                                      $66,892         100.0%       $73,416        100.0%        $88,809     100.0%
Cost of Sales                                   42,182          63.1         45,322         61.7          52,912      59.6
                                            ---------------------------------------------------------------------------------
Gross Profit                                    24,710          36.9         28,094         38.3          35,897      40.4
Selling, general and administrative
  expenses                                       8,946          13.4          8,962         12.2          10,074      11.3
Goodwill Impairment                             12,350          18.5              -            -               -         -
Amortization of goodwill                             -             -          1,734          2.4           1,731       1.9

Other expenses                                   1,487           2.2            311          0.4               6         -
                                            ---------------------------------------------------------------------------------
Income from operations                          $1,927           2.9%       $17,087         23.3%        $24,086      27.1%
                                            =================================================================================

Year ended December 31, 2002 compared to the year ended December 31, 2001

Net Sales: Net sales for the year ended December 31, 2002 ("Fiscal 2002") decreased by approximately $5.9 million, or 3.0%, from approximately $193.8 million for the year ended December 31, 2001 ("Fiscal 2001") to $187.9 million for Fiscal 2002. This decrease was the result of the approximately $650,000, or 0.5%, increase in the net sales of the EC business offset by the approximately $6.5 million, or 8.9%, decrease in net sales of the MEC business.

For the first five months of 2001, the results of operations of the aerospace division of Acme ("Aerospace") were excluded from the consolidated results of the Company due to its classification as being held for sale during that period. Net sales of the EC business, pro forma to include the net sales of Aerospace for the entire period in the results of operations for Fiscal 2001, declined by approximately $4.3 million, or 3.5% for Fiscal 2002. The primary driver of this decline was the decline in sales for the power conversion product line of the EC business. Net sales of the power conversion business for Fiscal 2002, pro forma to include the net sales of Aerospace for the entire period in the results of operations for Fiscal 2001, declined by approximately $6.2 million or 9.7%. This decline was the result of lower demand in the industrial and telecom markets for power distribution products. The decline in the power conversion product sales were slightly offset by growth in the Company's specialty electrical product sales, which increased by approximately $3.8 million or 9.0%. However, weakness in the utility marketplace resulted in the Company's utility product sales declining approximately $1.9 million or 10.0%.

Net sales in the MEC business decreased by approximately $6.5 million from approximately $73.4 million in Fiscal 2001 to approximately $66.9 million in Fiscal 2002. This decrease is primarily related to the decline in sales of the Company's lock product line, which has continued to experience softness in demand across its major markets.

Gross Profit: Gross profit decreased by approximately $465,000, or 0.7%, from approximately $70.8 million for Fiscal 2001 to approximately $70.4 million Fiscal 2002, resulting from the $2.9 million, or 6.9%, increase in the gross profit of the EC business less the decline in gross profit of the MEC business for Fiscal 2002 of approximately $3.4 million, or 12.0%.

Gross profit of the EC business, pro forma to include the results of operations of Aerospace for the entire period in the results of operations for Fiscal 2001, increased by approximately $887,000 for Fiscal 2002 as compared to Fiscal 2001. The gross profit gains resulted from productivity improvements experienced during Fiscal 2002 as well as from a sales product mix that resulted in higher margins.

The approximately $3.4 million decline in gross profit for the MEC business for Fiscal 2002 as compared to Fiscal 2001 is primarily due to the decline in sales of the lock product line of the MEC business for Fiscal 2002.

The gross profit, as a percentage of net sales ("GP percentage"), for the EC business increased by approximately 2.2% from 35.5% for Fiscal 2001 to 37.7% to Fiscal 2002. For the MEC business, the GP percentage declined by approximately 1.3% from 38.3% for Fiscal 2001 to 36.9% to Fiscal 2002. The GP percentage for the EC business, pro forma to include the results of operations of Aerospace for the entire period in the results of operations for Fiscal 2001, increased by approximately 2.0% from 35.7% for Fiscal 2001 to 37.7% for Fiscal 2002. The increase in GP percentage for the EC business is the result of product mix and productivity gains. The Company's power conversion product line benefited from high margin aftermarket aerospace produce sales and from significant productivity gains as it consolidated distribution operations, negotiated material cost savings and increased labor efficiency at its Mexico manufacturing facility. The Company's SPEC product line's margins benefited from an increase in sales volume during Fiscal 2002. The decline in GP percentage of the MEC business is primarily related to margin compression resulting from fixed overheads being absorbed by lower sales levels primarily related to the lock product line.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses declined by approximately $2.6 million, or 6.3%, from approximately $41.2 million for Fiscal 2001 to approximately $38.6 million for Fiscal 2002. As a percentage of net sales, SG&A decreased by 0.7% from 21.3% for Fiscal 2001 to 20.6% for Fiscal 2002.

SG&A of the EC business increased by approximately $287,000, or 1.1%, for Fiscal 2002 as compared to Fiscal 2001 and, as a percentage of net sales, increased 0.1% for Fiscal 2002. SG&A of the EC business, pro forma to include the results of operations of Aerospace for the entire period in Fiscal 2001, declined by approximately $771,000, or 2.8%, for Fiscal 2002 as compared to Fiscal 2001, and, as a percentage of net sales, SG&A, pro forma to include the results of operations of Aerospace for the entire period in the results of operations for Fiscal 2001, increased 0.1% for Fiscal 2002.

SG&A of the MEC business, which declined by approximately $16,000, or 0.2%, for Fiscal 2002 as compared to Fiscal 2001, increased as a percentage of sales by 1.2% from 12.2% for Fiscal 2001 to 13.4% for Fiscal 2002.

The decrease in SG&A expenses for Fiscal 2002 as compared to Fiscal 2001 is primarily related to the expenses of the former corporate office of Acme, which was closed in October 2001. That office added approximately $2.3 million to the consolidated SG&A expenses of the Company during Fiscal 2001, including approximately $425,000 of depreciation. Upon the close of the Acme corporate office, all remaining related expenses of that office terminated.

The decrease in the SG&A of the EC business, pro forma to include the results of operations of Aerospace for the entire period in Fiscal 2001, was primarily related to the Company's cost reduction initiatives put in place during Fiscal 2001 in response to the downturn in the economy and lower commissions due to the lower sales volumes and commission mix of the sales volume.

Goodwill Impairment: In December 2002, in accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company performed its required annual fair value testing of its recorded goodwill for its reporting units. The fair value assessment was estimated using a valuation methodology that triangulates the discounted cash flows, market multiples and transactional multiples of the reporting units. As a result of the analysis, the Company recorded a charge of approximately $12.4 million, related to its lock reporting unit, which experienced a further decline of its fair value since the January 1, 2002 assessment, due to a deterioration in the current year of its results of operations compared to its operating plan and projected future financial results as well as a decline in the market multiple ascribed to the product line in its fair market valuation. Through December 31, 2002, the Company's cumulative impairment of goodwill was approximately $23.5 million, all of which related to its lock product line.

Amortization of Goodwill: Goodwill amortization decreased by approximately $3.6 million during Fiscal 2002 as compared to Fiscal 2001, due to the Company ceasing the amortization of goodwill as of January 1, 2002 as required by SFAS 142 (See Cumulative Effect of Change in Accounting Principle).

Acme Aerospace Division Cumulative Adjustment: On September 1, 2001, the Company, based on management's conclusion that Aerospace, which had previously been held for sale, was more valuable than what current market conditions dictated, decided to retain rather than divest Aerospace. On that date and in accordance with EITF 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to be Sold," the Company reallocated the Acme purchase price as if Aerospace had never been held for sale and recorded a cumulative adjustment for the results of operations of Aerospace from the date of acquisition through May 31, 2001 of $721,000, which had been excluded from the results of operations of the Company and had been included in goodwill.

Other Expenses: Other expenses increased by approximately $1.8 million for Fiscal 2002 as compared to Fiscal 2001. For Fiscal 2002, the other expenses include approximately $1.4 million of redundant facility and start up expenses related to the Company's new lock production facility in Mexico. The Company expects that the remainder of the startup expenses related to moving production to Mexico to occur before the end of 2003. In addition, approximately $532,000 of expenses related to the Acme Pension Plan is primarily attributed to non-cash accelerated amortization of the deferred loss in the pension asset over a Plan life expectancy assuming termination of the plan. In addition, approximately $145,000 of deferred finance costs, which were written off when the Company amended its bank agreement in June (see Liquidity and Capital Resources) were included.

Income from Operations: Income from operations decreased by approximately $9.2 million, or 34.7%, from approximately $26.5 million for Fiscal 2001 to $17.3 million for Fiscal 2002. This decrease resulted from the decrease in gross profit of approximately $465,000 offset by the decreases in SG&A expenses of approximately $2.6 million and goodwill amortization of approximately $3.6 million. The decrease in operating expenses was reduced by the $12.3 million charge taken for impairment of goodwill and by $721,000 of cumulative income recorded during Fiscal 2001 related to the inclusion of Aerospace in the Company's reporting and the increase in other operating expenses of approximately $1.8 million discussed above.

Interest Expense: Interest expense declined by approximately $3.3 million, or 19.7%, during Fiscal 2002. This decrease is primarily due to lower levels of outstanding borrowings during Fiscal 2002 as compared to Fiscal 2001, as well as reduced rates of interest charged on the outstanding principal on the Company's variable rate term loan during Fiscal 2002 as compared to Fiscal 2001.

Provision for Income Taxes: The provision for income taxes declined by approximately $2.9 million, or 52.7%, for Fiscal 2002 as compared to Fiscal 2001. The decline is primarily related to the decline in pretax income. In addition, the Company was able to take advantage of certain foreign tax credits, which reduced the Company's tax liability. The Company's effective tax rate for Fiscal 2002, however, increased to 63.3% on income before taxes from Fiscal 2001 when the Company's effective tax rate was 54.0%. The increase in the effective tax rate is primarily related to the impairment charges taken against goodwill, which are not deductible for tax purposes.

Income from continuing operations: Income from continuing operations decreased by approximately $3.2 million from approximately $4.7 million for Fiscal 2001 to approximately $1.5 million for Fiscal 2002. The primary drivers of this decrease were the approximately $9.2 million decrease in income from operations, the approximately $3.3 million decrease in interest expense and the approximately $2.9 million decrease in Company's provision for taxes due to the factors discussed above.

Cumulative effect of Change in Accounting Principle: In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, which were effective for fiscal years beginning after December 15, 2001.

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

In June 2002, the Company completed the assessment of its reporting units and its initial step one impairment test on January 1, 2002 financial information. As a result, the Company identified one reporting unit in the MEC business with a book value of goodwill that exceeded its fair market value, which was estimated using valuation methodology involving discounted cash flows and market and transactional multiples of the reporting units. In accordance with SFAS 142, the Company estimated the amount of the impairment and recorded a cumulative effect of change in accounting principle, as of January 1, 2002, of approximately $7.8 million, net of taxes of approximately $3.4 million, to write down the goodwill associated with the Company's lock product line resulting from the current market conditions of that product line. The Company finalized its impairment testing, as prescribed by SFAS 142, during the third quarter to determine the amount of final impairment. As a result, the Company reduced the tax impact of the charge by approximately $353,000 to reflect the proper deferred tax basis of the adjusted goodwill. No further impairment charges were taken against the Company's goodwill.

Net (Loss) income: Net loss increased by approximately $11.4 million from net income in Fiscal 2001 of approximately $4.7 million to a net loss in Fiscal 2002 of approximately $6.6 million. This increase resulted from the decline in Fiscal 2002 in income from continuing operations of approximately $3.2 million from Fiscal 2001, primarily driven by the 2002 goodwill impairment charge of approximately $12.4 million and the approximately $8.2 million charge taken to reduce the Company's carrying value of its goodwill as of January 1, 2002.

Year ended December 31, 2001 compared to the year ended December 31, 2000

Net Sales: Net sales for Fiscal 2001 increased by approximately $33.4 million, or 20.8% over net sales for the year ended December 31, 2000 ("Fiscal 2000"). This increase was the result of the sum of the $48.7 million, or 68.0%, increase in the net sales of the EC business less the $15.4 million, or 17.3%, decrease in net sales of the MEC business.

The growth within the EC business was primarily due to the full year inclusion of the results of operations of the transformer power conversion product line for Fiscal 2001 as compared to the one-month inclusion of sales for December of 2000 in the results for Fiscal 2000. The transformer power conversion product line contributed approximately $50.4 million in net sales for Fiscal 2001, representing an increase of $45.1 million over Fiscal 2000. This product line was acquired in November 2000 when the Company completed the acquisition of Acme. In addition, in June 2001, the Company decided to retain rather than sell Aerospace of Acme. Aerospace was merged into the power conversion product line of the Company. The Company recorded a $721,000 cumulative adjustment (see Note 2 to the consolidated financial statements elsewhere in this Form 10-K) representing the net result of Aerospace's operations from date of acquisition to June 1, 2001. Subsequent to June 1, 2001 the results of Aerospace's operations have been included in the respective categories of operations. Included in net sales for Fiscal 2001 is approximately $8.8 million of net sales from Aerospace for the period June 1, 2001 to December 31, 2001.

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

The GP percentage, for the EC business declined approximately 7.4% for Fiscal 2001. For the MEC business the GP percentage declined approximately 2.1% during Fiscal 2001.

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

Selling, General and Administrative Expenses: SG&A expenses increased approximately $10.9 million, or 36.0%, in Fiscal 2001. As a percentage of net sales, SG&A increased 2.4% from Fiscal 2000. SG&A of the EC business increased approximately $9.2 million, or 54.4%, for Fiscal 2001 and, as a percentage of net sales, declined 1.9% during Fiscal 2001. SG&A of the MEC business, which declined approximately $1.1 million during Fiscal 2001, increased as a percentage of net sales by approximately 0.9%.

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

Cumulative Adjustment for Aerospace: On June 1, 2001, the Company decided to retain Aerospace, which had been previously classified as held for sale. On that date the Company reallocated the purchase price paid for Acme as if Aerospace had never been held for sale and recorded a cumulative adjustment for the results of operations of Aerospace from the date of acquisition through May 31, 2001 of $721,000.

Other expenses: For the year ended December 31, 2001, the Company's nonrecurring charges primarily related to administrative expenses incurred in connection with the establishment of a production facility in Mexico for the Company's lock products. At December 31, 2001, the Company had not begun production at its new Mexico facility. For December 31, 2000 the nonrecurring charges primarily related to approximately $1.6 million recorded in connection with outstanding stock appreciation rights ("SARs"). The SARs were issued in conjunction with the VFC acquisition in lieu of cash consideration for the purchase of equity held by operating management of former VFC subsidiaries who continued with the Company. The Company was required to report any change in the valuation of the SARs as a charge against earnings. In connection with the Recapitalization (see Liquidity and Capital Resources), all of the SARs were exercised and the holders of the SARs purchased KCI Common Stock with a substantial portion of the after-tax proceeds of such exercise.

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

Recapitalization expenses: In connection with the Recapitalization (see "Liquidity and Capital Resources") completed during Fiscal 2000, the Company incurred approximately $7.9 million of transaction fees.

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

Provision for Income Taxes: The provision for income taxes increased approximately $386,000, or 7.5%, from approximately $5.2 million in Fiscal 2000. The Company's effective tax rate for Fiscal 2001 was approximately 54.0% on income before taxes, which resulted primarily from the Company's estimated additional foreign tax liabilities as well as non-deductible expenses relating primarily to goodwill amortization and non-deductible professional fees in connection with the Acme acquisition. The effective rate for Fiscal 2000 was 57.0% which resulted primarily due to the change in tax status of the Company during 2000 to a C corporation as well as non-deductibility of expenses relating primarily to the Reorganization expenses and goodwill amortization.

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

Loss from Discontinued Operations, net: In Fiscal 2000, the Company incurred a loss from discontinued operations of approximately $4.0 million. In April 2000, the Company consummated the sale of Heart Interface Corporation ("Heart") and Cruising Equipment Company ("Cruising"). The Company received approximately $9.0 million in proceeds before any transaction related expenses. Of the $9.0 million of proceeds, $600,000 was placed in escrow in accordance with the agreement. The Company recorded a loss on disposal of Heart and Cruising of approximately $3.3 million. In 2002, the escrow was settled with the buyer and the Company received approximately $148,000. In July 2001, the Company received notice of a claim against the escrow. The Company has responded to the claim and is awaiting further response from the new owners of Heart and Cruising. The Company believes that the escrow will cover any potential settlement of the claim.

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

Liquidity and Capital Resources

The Company has historically generated funds from its operations and its working capital requirements generally have not materially fluctuated from quarter to quarter. The Company's other main sources of liquidity have historically been the Company's $80.0 million of uncollateralized 10.5% senior notes due 2008 and it's outstanding credit facilities. The credit facility provides for a six-year $40.0 million revolving credit facility, which as a result of the amendment discussed below was reduced to $25.0 million through 2003, and a six-year $100.0 million term loan facility. The credit agreement, guaranteed by the Company's subsidiaries and KCI, is collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property. There were no amounts outstanding under the revolving credit facility at December 31, 2002. The term loan is payable in quarterly installments through September 2006. Both the term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate or the London interbank offered rate ("LIBOR") plus an applicable margin which will vary from 1.0% to 3.5% and require the payment of a commitment fee of 0.5% on the unused portion of the facility as well as quarterly commitment fees.

The credit facility also allows for up to $5.0 million of outstanding letters of credit. At December 31, 2002, the Company had one letter of credit outstanding for approximately $443,000. The letter of credit primarily relates to outstanding Acme workman's compensation claims.

The credit agreement contains certain covenants and restrictions, which require the maintenance of financial ratios and restrict or limit dividends and other shareholder distributions, transactions with affiliates, capital expenditures, rental obligations and the incurrence of indebtedness.

In June 2002, the Company amended its credit agreement (the "Amendment") to provide for revised financial covenant ratios from September 30, 2002 through December 31, 2003 from the original covenant ratios stipulated in the credit agreement. The Company anticipated that certain of the original covenants, which became more stringent over the term of the agreement, would not be met due to the general decline in the economy. In addition, the Amendment revised the Company's applicable margin on borrowings, the maximum allowable capital expenditures through 2003 and reduced the amount allowed for permitted acquisitions (as defined in the credit agreement) from $15 million to $7.5 million through the end of 2003. Concurrent with the Amendment, the Company voluntarily reduced the availability under its revolving credit facility by $15 million from $40 million to $25 million through the end of 2003. At December 31, 2002, the Company was in compliance with the covenants of the credit agreement set forth in the Amendment. In connection with the Amendment and as a result of the Company voluntarily reducing its borrowing capacity through the end of 2003, the Company wrote off $145,000 of the deferred finance costs related to amending the Company's credit facility.

The Company's remaining liquidity demands will be for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's senior notes require semiannual interest payments on the outstanding principal. The term loan requires quarterly principal payments. At December 31, 2002, the Company had prepaid its next two principal payments. Principal payments required for the next 12 months will be approximately $7.2 million. Under the revolving credit facility and term loan, the Company has the option to lock in a specified interest rate by entering into a contract, for different periods, which cannot exceed 180 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. As of December 31, 2002, the Company had no outstanding commitments for capital expenditures. The Company anticipates its capital expenditures for the year ended December 2003 to be approximately $3.5 million. The expenditures are primarily needed to maintain its facilities and expand its production capacity for the Company's ongoing plan to expand foreign operations in order to take advantage of profitable market opportunities. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility.

In connection with the Company's desire to continue to grow through acquisition and remain a leading supplier of essential componentry, in May 2000, KCI and its shareholders consummated a Recapitalization of KCI with affiliates of Kelso & Company ("Kelso") pursuant to which, among other things:

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

Effective upon the consummation of the Recapitalization, Kelso owns all of the Preferred Stock. The Preferred Stock is not entitled to vote for the election of directors but is entitled to designate two members of KCI's seven member Board of Directors. In addition, the Preferred Stock has certain approval rights and is convertible into Common Stock at the holder's option (upon conversion the Preferred Stock would constitute over 60% of the total outstanding common equity of KCI on a fully diluted basis). The Preferred Stock has a liquidation preference equal to its purchase price plus accrued dividends, bears a 1% cumulative annual dividend payable in kind and is redeemable at the option of the holder after June 2, 2009. All of the outstanding Common Stock and options to purchase Common Stock of KCI continue to be held by parties that held such securities prior to the Recapitalization and by the parties who purchased Common Stock with the after-tax proceeds from the exercise of their SARs. The aggregate purchase price of the Preferred Stock paid by Kelso was approximately $107.0 million of which approximately $4.1 million was paid to KCI. The Company paid fees in connection with the Recapitalization of $7.9 million during Fiscal 2000. All proceeds received by KCI from the Recapitalization were contributed to KCLLC for additional membership interest.

KCI has no operations and is dependent on KCLLC for financial resources in the form of capital distributions to meet its obligations. KCI obligations include the $107.0 million of its Preferred Stock plus any dividends payable in arrears (approximately $2.8 million in cumulative dividends in arrears, payable in kind, at December 31, 2002), which are redeemable for cash at the option of the holder after June 2, 2009, the requirement to purchase shares from its common shareholders under certain circumstances and its tax obligations. Repurchases of KCI Common Stock are made at fair market value as defined in KCI's shareholder agreement. At December 31, 2002 approximately 1.3 million KCI common shares plus potentially 191,000 shares covered by stock options were subject to repurchase by KCI. The ability of KCLLC to make such capital distributions will be limited by its available resources and is limited by restrictions of debt and other agreements. KCLLC reflects in its tax provision the obligations of KCI.

Cash flows provided by operating activities were approximately $22.4 million, $21.9 million, and $7.7 million for Fiscal 2002, 2001 and 2000, respectively. The net increase in cash flows of approximately $444,000 for Fiscal 2002 resulted primarily from the increase in the cash provided by Net income plus non cash adjustments which year over year increased approximately $1.3 million offset by the year over year net use of cash from the operating assets of the business. The working capital accounts (accounts receivable, inventory and accounts payable) provided net cash to operations of approximately $5.0 million in Fiscal 2002 as compared to approximately $7.8 million in Fiscal 2001. The net cash flow decline from the working capital accounts is due to certain of the Company's product lines operations rebounding in Fiscal 2002 and the Company increasing inventory safety stock levels to maintain high customer satisfaction as it continues to move production to Mexico. Accrued expenses used net cash in operations of approximately $801,000 in Fiscal 2002 as compared to approximately $5.0 million in 2001, which is the result of accrued expenses returning to normalized levels at the end of Fiscal 2001. As a result, accrued expenses at December 31, 2002 were fairly constant as compared to accrued expenses as of December 31, 2001, however, accrued expenses at December 31, 2001 were significantly lower than accrued expenses as of December 31, 2000 primarily due to the Company having paid, during fiscal 2001, a substantial portion of the December 31, 2000 accrued expenses related to the acquisition of Acme.

The net increase in cash flows from operations of approximately $14.2 million for Fiscal 2001 over Fiscal 2000 resulted primarily from the decrease in use of cash by the operating assets of the business. During 2001 the Company, in response to the downturn in the economy, initiated cost cutting programs and focused on the Company's working capital accounts, specifically accounts receivable, inventory and accounts payable. In addition, as business declined during Fiscal 2001 less cash was used in accounts receivable and inventory. For Fiscal 2001, accounts receivable and inventory had a net decline of approximately $11.8 million as compared to Fiscal 2000 when accounts receivable and inventory resulted in a net increase of $6.6 million over Fiscal 1999. Prepaid expenses and other current assets declined by approximately $2.7 million, primarily driven by the Company's use of tax overpayments in the prior year. Offsetting these increases in cash flows from operations was a decrease in accounts payable and accrued expenses of approximately $8.4 million, reflecting lower levels of spending due to the current economic conditions.

Cash flows from operations of discontinued operations used approximately $99,000 for Fiscal 2000.

Cash flows used in investing activities were approximately $2.4 million, $3.5 million and $38.7 million for Fiscal 2002, 2001 and 2000, respectively. The decrease in cash used in investing activities of approximately $1.1 million for Fiscal 2002 as compared to Fiscal 2001 is primarily related to the decreased level of capital expenditures made by the Company. In Fiscal 2002, the Company spent approximately $2.7 million of capital expenditures as compared to Fiscal 2001 when the Company's capital expenditures were approximately $4.1 million.

The decline in cash used in investing activities of approximately $35.2 million for Fiscal 2001 as compared to Fiscal 2000, is primarily related to the acquisition of Acme made in 2000. On November 21, 2000, the Company acquired all of the outstanding shares of Acme for a purchase price of approximately $47.3 million and assumed liabilities of approximately $28.8 million. In addition, the Company realized $10.7 million of proceeds from the sale of Heart, Cruising and Mastervolt (See Note 2 to the consolidated financial statements elsewhere in this Form 10-K) during Fiscal 2000. Capital expenditures for Fiscal 2000 were approximately $3.1 million.

Cash flows from financing activities used net cash of approximately $22.2 million and $17.2 million during Fiscal 2002 and 2001, respectively. Cash flows from financing activities provided net cash of approximately $30.6 million in Fiscal 2000. The net cash used in financing activities for Fiscal 2002 and 2001 was primarily driven by the Company's net repayment of debt under its existing credit facilities of approximately $22.0 million and $16.3 million in Fiscal 2002 and 2001, respectively. At December 31, 2002, the Company was two payments ahead of schedule under its current term debt facility.

During Fiscal 2000 the Company acquired Acme, which resulted in the Company renegotiating its current debt facilities during that year. Proceeds received under the Company's existing credit facility for Fiscal 2001 totaled $103.7 million. The Company used such proceeds to repay its prior credit facility, finance the acquisition of Acme, which included repaying approximately $10.4 million of debt assumed in the Acme acquisition, and working capital purposes.

For Fiscal 2002 and 2000, the Company paid deferred financing costs of approximately $229,000 and $3.8 million, respectively, related to the Company's existing and previous credit facilities.

During Fiscal 2000 the Company was the recipient of approximately $7.1 million in capital contributions. The capital contributions received during Fiscal 2000 were contributed by KCI in connection with Recapitalization described above. Approximately $7.5 million was used to repay the outstanding SARs, including, approximately $420,000 related to outstanding vested SARs with certain members of operating management of Glendinning and the inverter business, which were divested in fiscal years 1999 and 2000, respectively. The remaining holders of the SAR's who were members of operating management purchased Common Stock as part of the Recapitalization with a substantial portion of their after-tax proceeds from the exercise of their SARs.

During Fiscal 2001 and 2000, the Company paid member withdrawals of approximately $906,000 and $1.4 million, respectively. KCI used approximately $906,000 and $1.1 million of the funds received during Fiscal 2001 and 2000, respectively, to repurchase outstanding shares of its common stock from former shareholders. The remaining withdrawals in 2000 of approximately $300,000 were for tax distributions to the members of KCLLC.

Management believes that the Company's cash flow from operations, together with its borrowing availability under its existing credit facilities, will be adequate to meet its anticipated capital requirements for the foreseeable future.

Critical Accounting Policies

Financial Reporting Release No. 60, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the consolidated financial statements, included elsewhere in this Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

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

      Goodwill and other intangible assets: At December 31, 2002, the Company has recorded approximately $95.6 million in goodwill and other intangible assets related to acquisitions made in 2000 and prior years. The recoverability of these assets is subject to an impairment test based on the estimated fair value of the underlying businesses. These estimated fair values are determined using a valuation methodology that triangulates the discounted cash flows, market multiples and transactional multiples of the reporting units. Factors affecting these future cash flows include: the continued market acceptance of the products and services offered by the businesses; the development of new products and services by the businesses and the underlying cost of development; the future cost structure of the businesses; and future technological changes.

      Pension Plans: The Company's assets and liabilities recorded in connection with the Company's pension plans using estimates that include but are not limited to expected return on assets and life expectancy of participants. In preparation of the consolidated financial statements the Company reviews these estimates by reviewing current market conditions and internal information at its disposal.

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

Significant estimates used by the Company that are subject to change include, but are not limited to the following:

    (i) The Company's allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for their open accounts receivable with the Company; if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required;

    (ii) Allowances established against its inventory carrying value to record its inventories at net realizable value; if actual market conditions are less favorable than those projected by management, additional inventory allowances may be required;

    (iii) The Company records as necessary, valuation allowances against its deferred tax assets; if the Company were to determine that it would not be able to realize its deferred tax assets in the future, additional valuation allowances could be required;

    (iv) The Company evaluates the carrying amounts of its long-lived assets for recoverability; if the Company were to determine that the value ascribed to any of its long-lived assets was not recoverable an allowance could be required;

    (v) The Company records the effects of its existing pension plans in its financial statements using various assumptions and the use of independent actuaries; if any of the underlying assumptions were to change, the carrying value of the pension assets and obligations may require adjustment; and,

    (vi) The Company's financial covenants, as defined in its credit facilities, were based, in part, by estimates of future results of the Company's operations; if actual results were not to meet those expectations, the Company may not meet its financial covenants and may be required to obtain waivers for those covenants.

Inflation

Inflation has not been material to the Company's operations for the periods presented.

Backlog

The Company's backlog of orders as of December 31, 2002, was approximately $25.5 million. During Fiscal 2002 the Company changed the way it reports its backlog to include only those orders to be filled within the next 12 months. Comparable backlog at December 31, 2001 was $29.2 million. The Company includes in its backlog only accepted purchase orders. However, backlog is not necessarily indicative of future sales. In addition, purchase orders can generally be cancelled at any time without penalty.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 requires that most gains and losses from the extinguishment of debt no longer be classified as extraordinary items and that they be recorded as part of the results of operations. In additions, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Lastly, SFAS 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for all years beginning after December 15, 2002, with early adoption allowable. The Company plans on adopting this statement effective January 1, 2003 and does not expect the adoption of this statement to have a material effect on its future results of operations or its financial position. Had the Company adopted this standard, all prior extraordinary losses due to the early extinguishment of debt, would be reclassified to other losses in the statement of operations.

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

In November 2002, the FASB released Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has adopted the required disclosures of this Interpretation and has yet to assess the impact that the valuation of future guarantees may have on the financial statement in accordance with the Interpretation.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary exposure to market risk is related to the variability in interest rates associated with the $63.0 million outstanding under its term loan and with any amounts outstanding under its $25-million revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the agreement. Principally all of the borrowings under the term loan are locked in at approximately 4.38% until March 27, 2003, when the underlying LIBOR contract is up for renewal. At December 31, 2002 the Company had no borrowings under its line of credit and was two payments ahead of schedule on its term debt. A 1% change in the interest rate for the Company's credit facilities in place in Fiscal 2002 would have resulted in a change in the Company's interest expense of approximately $736,000. The senior notes bear a fixed rate of interest and therefore are not subject to market risk. The Company does not hold derivative financial instruments or believe that material imbedded derivatives exist within its contracts.

As the Company has operations outside the United States of America, it is subject to foreign currency exchange risk. To date those risks have not had a material impact on the Company's results of operations or financial position.

Item 8. Financial Statements and Supplementary Data

The Company's consolidated financial statements for the three years ended December 31, 2002, together with the report of PricewaterhouseCoopers LLP dated February 13, 2003, are included elsewhere herein. See Item 15 for a list of the consolidated financial statements and consolidated financial statement schedule.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

                                    PART III

Item 10. Directors, Executive Officers and Key Employees of the Company

The following table sets forth information with respect to the directors, executive officers and other key employees of the Company as of December 31, 2002. All directors and officers of the Company hold office until the annual meeting of stockholders next following their election, or until their successors are elected and qualified.

             Name                       Age                                     Position
-------------------------------      -----------    ------------------------------------------------------------------
John S Dyson                         60             Chairman of the Board of Directors of KCI and KCLLC
Clay B. Lifflander                   40             Director of KCI and KCLLC.  Chief Executive Officer of KCLLC.
Robert B Kay                         40             Director of KCI and KCLLC.  President of KCLLC.
Alan Rivera                          40             Director of KCI and KCLLC, Vice President and Secretary of KCI
                                                    and KCLLC
George M. Scherer                    49             Director of KCI and KCLLC, Vice President of KCI and President
                                                    of BWE
Philip E. Berney                     39             Director of KCI and KCLLC
Tom R. Wall, IV                      43             Director of KCI and KCLLC
Albert W. Weggeman                   39             Chief Operating Officer and Vice President of KCLLC
Keith A. McGowan                     40             Chief Financial Officer and Vice President of KCLLC
J. Marty O'Donohue                   52             President of Marinco
Daryl A. Lilly                       42             President of Gits
Michael L. Colecchi                  53             President of Hudson and ESP

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

Philip E. Berney has served as a director since May 2000, and is a board designee of Kelso. Mr. Berney joined Kelso & Company, a private investment firm in 1999, as one of its Managing Directors. From 1986 to 1999, Mr. Berney worked at Bear, Stearns & Co. Inc. where he was promoted to Senior Managing Director. He also serves as a director of CDT Acquisition Corp. and Armkel, LLC.

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

Item 11. Executive Compensation

                           SUMMARY COMPENSATION TABLE

                                                                                                            Long Term
                                                         Annual Compensation                               Compensation
                                                                                                              Awards

                                                                                                              Number
                                                                                                            Securities
  Name and Principal                                                             Other Annual           Underlying Options
       Position          Year         Salary                 Bonus               Compensation                  (2)
--------------------------------------------------------------------------------------------------------------------------
Clay B. Lifflander
  (1), Chief
  Executive Officer      2002       $        --            $      --            $        --                        --
                         2001       $        --            $      --            $        --                        --
                         2000       $        --            $      --            $        --                    30,000

Robert B. Kay (3),
  President              2002       $   304,999            $      --(4)         $        --                        --
                         2001       $   295,000            $      --            $        --                        --
                         2000       $   266,178            $ 138,000            $   100,000                    30,000


Alan L. Rivera (1),
Secretary                2002       $        --            $      --            $        --                        --
                         2001       $        --            $      --            $        --                        --
                         2000       $        --            $      --            $        --                     7,500

Albert W. Weggeman
  (3), SVP of
  Operations             2002       $   216,749            $      --(4)         $        --                     2,500
                         2001       $   174,262            $  54,250            $        --                     5,000
                         2000       $        --            $      --            $        --                        --

Keith A. McGowan,
  Chief Financial
    Officer              2002       $   176,249            $      --(4)         $        --                     1,000
                         2001       $   170,000            $      --            $        --                       192
                         2000       $   143,584            $  48,000            $    60,000                     5,250

George M. Scherer
    (3), President of                                                                                              --
    BWE                  2002       $   254,000            $      --(4)         $        --
                         2001       $   225,000            $  26,144            $        --                        --
                         2000       $   225,000            $  23,144            $        --                     4,000

The summary table sets forth information with respect to the compensation of each of the named executive officers and key employees for services provided in all capacities to the Company for the three years in the period ended December 31, 2002.

(1) The salaries of Clay B. Lifflander and Alan L. Rivera are paid by Millbrook Capital Management, Inc. ("Millbrook") pursuant to the terms of a Management Agreement. See "Certain Relationships and Related Transactions --Management Agreement."
(2) Long terms awards related to options granted to purchase KCI common stock.
(3) The Company is a party to employment agreements with certain of its key employees.
(4) The 2002 bonuses for Robert B. Kay, Albert W. Weggeman, George M. Scherer and Keith McGowan have yet to be determined. The bonuses of these individuals are determined based on certain performance goals and are at the discretion of the Board of Directors of KCLLC.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table summarizes the options that were granted to named executive officers of the Company in the fiscal year ended December 31, 2002.

-------------------------------------------------------------------------------------------------------------------
                                                                                    Potential Realizable Value at
                                                                                   Assumed Annual Rates for Option
                                   Individual Grants                                          Term (1)
------------------------------------------------------------------------------    ---------------------------------
                    Number of
                    Securities     Percent of
                    Underlying   Total Options/
                     Options      SARS Granted
                     /SARS        to Employees   Exercise Price    Expiration
   Name            Granted (#)   in Fiscal Year     ($/sh)            Date                5%              10%
------------------------------------------------------------------------------     --------------- ----------------
Albert W.
Weggeman              2,500           22.1%         $100.00          1/02/12          $178,000        $463,000

Keith A.
McGowan               1,000            8.8%         $100.00          1/02/12           $65,000        $166,000

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

             AGGREGATED OPTION/SAR EXERCISES DURING FISCAL 2002 AND
                           YEAR END OPTION/SAR VALUES

The following table provides information related to the number and value of options held by the named executive officers at December 31, 2002.

                           Number of Securities underlying Unexercised    Value of Unexercised In-the-Money Options
                                       Options at Year End                             at Year End (1)
                          -----------------------------------------------------------------------------------------
          Name                 Exercisable           Unexercisable            Exercisable           Unexercisable
          ----                 -----------           -------------            -----------           -------------
Clay B. Lifflander                6,666                  23,334                $   50,995              $178,505
Robert B.Kay                     26,666                  23,334                 1,850,995               178,505
George M. Scherer                   888                   3,112                     6,793                23,807
Alan L. Rivera                    1,667                   5,833                    12,749                44,626
Albert W. Weggeman                1,110                   6,390                         -                62,500
Keith A. McGowan                  4,225                   5,017                   201,001                29,749

(1) Assumes management's estimate of fair market value of $125.00 per share of common stock at December 31, 2002.

Employment and Related Agreements

The employment agreement with Robert B. Kay, President of the Company, is dated March 1, 1999, terminates March 1, 2004 and provides for, among other things, a base salary of $250,000 per annum with yearly increases based on the consumer price index, an annual incentive bonus, at the discretion of the Board of Directors based upon Mr. Kay and the Company reaching certain performance goals, a car allowance, and vacation and benefits commensurate with the plans and programs generally offered by the Company to employees of the same level and responsibility of Mr. Kay. During July of 2002, the Company increased Mr. Kay's base compensation to $315,000. The agreement also provides that Mr. Kay will not compete with the Company for two years after termination of his agreement and contains certain confidentiality provisions.

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

1998 Long-Term Incentive Plan

KCI's 1998 Incentive Compensation Plan (the "1998 Plan") was adopted to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants of KCI, KCLLC and its subsidiaries and to promote the success of the Company's business. Options granted under the 1998 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. In addition, stock appreciation rights, and restricted stock awards and other stock-based awards may be granted under the 1998 Plan. No further grants will be made under the 1998 Plan. As of December 31, 2002, options to purchase an aggregate of 51,803 shares were outstanding under the 1998 Plan at a weighted average exercise price of approximately $41 per share, of which options to purchase 48,945 shares are currently exercisable.

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

Key Components Stock Incentive Plan

In May 2000, the Company adopted the Key Components, Inc. Stock Incentive Plan (the "KCI Plan"). Approximately 205,000 shares of KCI's Common Stock have been reserved for options issued under the KCI Plan. Options granted under the 1998 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. At December 31, 2002, the Company had options for approximately 140,000 shares of common stock at a weighted average exercise price of approximately $117 per share outstanding under the Plan. Options for approximately 78,000 were vested as of December 31, 2002. Options for 24,000 shares vest over the next three years. The options for the approximately 89,000 remaining shares vest only after a change in control of the Company and if KCI's Preferred Shareholders obtain a targeted return on their investment. The Company would take a charge to earnings for the accretion in value upon the date that the Company is reasonably assured that such criteria would be satisfied.

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

Stock Appreciation Rights

In connection with the VFC acquisition, KCI issued SARs to certain members of operating subsidiary management. The SARs, which were fully vested, entitle the holder to receive, in cash, the difference between the exercise price and market value of KCI stock as of the date of exercise. The Company was required to record as compensation expense any net accretion in the value of the SARs based on current market value of KCI stock. For Fiscal 2000, the Company included in continuing operations approximately $1.6 million in compensation expense related to the SARs. All of the SARs were exercised in connection with the Recapitalization, with the holders of the SARs using a substantial portion of their after-tax proceeds to purchase shares of KCI common stock.

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

The Company also has a 401(k) plan for the employees of Acme. There is no Company match in the plans, although the Company has the right to make discretionary contributions. All funds, which are participant contributions, are vested to the employee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Company is comprised of KCLLC, a Delaware corporation which is a parent holding company for its wholly owned subsidiaries, including Key Components Finance Corp. KCI holds the entire member interests in KCLLC. KCI has no material assets other than its interest in KCLLC and has no operations. The following table sets forth information concerning the beneficial ownership of KCLLC membership interests, as of February 27, 2003 of (i) each person known to own beneficially more than 5% of KCI's outstanding Common Stock, (ii) by each director, executive officer and key employee of the Company and/or any of its subsidiaries and (iii) all such directors, executive officers, and key employees as a group.

                                                                             Common Stock Beneficially Owned
                                                                       ---------------------------------------------
           Beneficial Owner                        Address                     Shares (1)                % (2)
--------------------------------------------------------------------------------------------------------------------
John S. Dyson                           Key Components, LLC
                                          200 White Plains Road                223,932(3)                58.4%
                                          Tarrytown, NY 10591

Clay B. Lifflander                      Key Components, LLC
                                          200 White Plains Road                180,113 3)(4)             46.2%
                                          Tarrytown, NY 10591

Robert B. Kay                           Key Components, LLC
                                          200 White Plains Road                 26,666(5)                 6.5%
                                          Tarrytown, NY 10591

Alan L. Rivera                          Key Components, LLC
                                          200 White Plains Road                 16,429(6)                 4.3%
                                          Tarrytown, NY 10591

George M. Scherer                       Key Components, LLC
                                          200 White Plains Road                 53,745(7)                14.0%
                                          Tarrytown, NY 10591

Philip E. Berney                        Kelso & Co.                            918,065(8)                70.5%
                                          320 Park Avenue

                                        New York, NY 10022

Thomas R. Wall, IV                      Kelso & Co.                            918,065(8)                70.5%
                                          320 Park Avenue
                                          New York, NY 10022

Kelso & Co.                             Kelso & Co.                            918,065(8)                70.5%
                                          320 Park Avenue
                                          New York, NY 10022

Albert W. Weggeman                      Key Components, LLC                      1,387(9)                 0.4%
                                          200 White Plains Road
                                          Tarrytown, NY 10591

Keith A. McGowan                        Key Components, LLC
                                          200 White Plains Road                  4,558(10)                1.2%
                                          Tarrytown, NY 10591

All Officers and Directors (9 persons)  Key Components, LLC
                                          200 White Plains Road              1,311,617(11)               97.6%
                                          Tarrytown, NY 10591
--------------------------------------------------------------------------------------------------------------------

(1) Unless otherwise indicated, the Company believes that the beneficial owners of the securities have sole investment and voting power with respect to such securities, subject to community property laws where applicable.

(2) Share values and percentages of ownership are based on share ownership including dilutive effect of outstanding vested stock options exercisable within 60 days.

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

(5) Represents vested options to purchase 26,666 shares of KCI Common Stock. See "Executive Compensation."

(6) Includes vested options to purchase 1,667 shares of KCI Common Stock. See "Executive Compensation."

(7) Includes vested options to purchase 888 shares of KCI Common Stock. See "Executive Compensation."

(8) Includes 918,065 shares of KCI Preferred Stock owned by Kelso and its affiliates, which are convertible at the option of the holder into 918,065 shares of KCI Common Stock.

(9) Represents vested options to purchase 1,387 shares of KCI Common Stock. See "Executive Compensation"

(10) Represents vested options to purchase 4,558 shares of KCI Common Stock. See "Executive Compensation"

(11) Includes 113,279 shares of KCI Common Stock owned of record by the Dyson Trusts and 464 shares of KCI common stock owned of record by trusts for the benefit of Mr. Lifflander's minor children, of which Mr. Lifflander is a trustee and 918,065 shares of KCI Preferred Stock owned by Kelso and its affiliates.

The following table provides information as of December 31, 2002 about KCI's common stock that may be acquired upon the exercise of options outstanding under existing compensation plans.

                                             EQUITY COMPENSATION PLAN INFORMATION

                                                                                                      Number of securities
                                                                                                 remaining available for future
                                             Number of securities to be     Weighted-average         issuance udner equity
                                              issued upon exercise of       exercise price of     compensation plan (excluding
                                               outstanding options,       outstanding options,      securities referenced in
         Plan category                         warrants and rights         warrants and rights           column (a))
----------------------------------------     ---------------------------  --------------------   -------------------------------
                                                       (a)                        (b)                        (c)
Equity compensation plans approved by
security holders:

                     1998 Incentive Plan             51,803                      $ 41                        None

                KCI Stock Incentive Plan            139,796                      $117                      65,083

Equity compensation plans not approved by
security holders:                                      None                      None                        None
--------------------------------------------------------------------------------------------------------------------------------
         Total                                      191,599                      $ 83                      65,083
================================================================================================================================

Item 13. Certain Relationships and Related Transactions

ESP Lease

The Company rents its Leominster, Massachusetts manufacturing facility under an operating lease agreement entered into with a company that is co-owned by the former President of ESP and a shareholder of KCI. The lease, which expires on May 31, 2003, provides for annual rent increases based on the CPI. Rental payments amounted to $217,000, $213,000 and $208,000 for Fiscal 2002, 2001 and
1999, respectively.

BWE Lease

The Company rents one of its manufacturing facilities under an operating lease agreement entered into with a company which is co-owned by George Scherer who is a member of the Board of Directors of KCI and KCLLC, a shareholder of KCI and the President of BWE. The terms of the lease, which expires December 31, 2008, provide for annual rent increases of 5%. Rental payments amounted to $167,000, $159,000 and $151,000 in Fiscal 2002, 2001 and 2000, respectively.

Management Agreement

KCLLC pays management fees to Millbrook, a party related to John S. Dyson, Chairman of the Boards of KCI and KCLLC and a shareholder of KCI. The Company recorded management fees related to Millbrook of $175,000, $920,000 and $920,000 for Fiscal 2002, 2001 and 2000, respectively. Pursuant to the terms of a Management Agreement, dated as of May 28, 1998, Millbrook provides the Company with executive level services, for an annual base management fee equal to $500,000 (the "Base Fee") payable in quarterly installments, plus an additional fee of $420,000 per year (the "Additional Fee") for Fiscal 2001 and 2000, payable following completion of the Company's audited financial statements for such year. No portion of the Base Fee or the Additional Fee may be paid at the time that any Event of Default (as defined therein) exists under the Company's Indenture, dated as of May 28, 1998 (the "Indenture"). In addition, the Additional Fee may only be paid to the extent that, after giving effect thereto, the Company's Consolidated Coverage Ratio (as defined in the Indenture) exceeds 2.0:1, for the fiscal years ending on or prior to December 31, 1999, and 2.25:1 for the fiscal years ending after December 31, 1999. For Fiscal 2000 the additional fee was increased by $20,000 as a result of the pro forma growth over Fiscal 1999 and in accordance with the management agreement. Any management fee not permitted to be paid at the time due will be deferred (without interest) and will be paid as soon as permitted. Millbrook is also entitled reimbursement for it's out of pocket expenses.

As part of the Recapitalization, Millbrook agreed with Kelso to a reduced management fee, commencing in Fiscal 2002, of $175,000 plus amounts paid to Kelso ($325,000 per annum) under the Advisory Agreement. Kelso agreed that amounts paid by Millbrook to Kelso out of management fees received by Millbrook from KCI or KCLLC would offset KCI's obligation to Kelso under the Advisory Agreement between Kelso and KCI.

During 2000, KCLLC paid Millbrook $825,000 and $400,000, respectively, for investment advisory services in connection with the acquisition of Acme and the sale of the inverter business.

Item 14. Control Procedures

Within 90 days prior to the date of this report, under the supervision and with the participation of management, including KCLLC's Chief Executive Officer, President and Chief Financial Officer, KCLLC evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon that evaluation, KCLLC's Chief Executive Officer, President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting the Chief Executive Officer, President and Chief Financial Officer to material information relating to KCLLC (including its consolidated subsidiaries and its parent company KCI) required to be included in its periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Within 90 days prior to the date of this report, under the supervision and with the participation of management, including Finance Corp.'s Chief Executive Officer, President and Chief Financial Officer, Finance Corp. evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon that evaluation, Finance Corp.'s Chief Executive Officer, President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting the Chief Executive Officer, President and Chief Financial Officer to material information relating to Finance Corp. required to be included in its periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                                                                Form 10-K Page
                                                                                                                --------------
(a)      Documents filed as part of the Form 10-K
         (1)  Financial Statements:
         Report of Independent Accountants                                                                            35
         Consolidated Balance Sheet at December 31, 2002 and 2001                                                     36
         Consolidated Statement of Income for the three years ended December 31, 2002                                 37
         Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2002                   38
         Consolidated Statement of Cash Flows for the three years ended December 31, 2002                             39
         Notes to Consolidated Financial Statements                                                                 40-62

         (2)  Financial Statement Schedules:
         Valuation and Qualifying Accounts (Schedule II)                                                              63

(b)      Reports on Form 8-K

         (1) Form 8-K dated August 14, 2002 Certification of the quarterly report on Form 10-Q of the KCLLC and Finance Corp. for the quarterly period ended June 30, 2002 by the Chief Executive Officer, President and Chief Financial Officer of KCLLC and Finance Corp.

         (2) Form 8-K dated November 14, 2002 Certification of the quarterly report on Form 10-Q of the KCLLC and Finance Corp. for the quarterly period ended September 30, 2002 by the Chief Executive Officer,
         President and Chief Financial Officer of KCLLC and Finance Corp.


(c)      Exhibits
         See list of exhibits on page                                                                                 32

(d)      Financial Statement Schedules
         See (a)(2) above                                                                                             63

                                  EXHIBIT INDEX
-------------------------------------------------------------------------------------------------------------------

Exhibit                                               Description                                         Reference
-------          -----------------------------------------------------------------------------------      ---------
2.1              Agreement and Plan of Merger.                                                               (1)
2.2              Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 28, 1998.         (1)
2.1              Agreement and Plan of Merger, dated as of May 26, 2000                                     (11)
2.2              Amendment No. 1 to the Agreement and Plan of Merger, dated as of September 18, 2000        (11)
2.3              Amendment No. 2 to the Agreement and Plan of Merger, dated as of October 6, 2000           (11)
2.4              Letter of Transmittal relating to surrendered Shares.                                       (7)
3.1              Certificate of Formation of KCLLC.                                                          (2)
3.2              Limited Liability Company Agreement of KCLLC.                                               (2)
3.3              Certificate of Incorporation of Finance Corp.                                               (2)
3.4              By-Laws of Finance Corp.                                                                    (2)
3.5              Amended and Restated Limited Liability Company Operating Agreement of KCLLC, dated          (5)
                 as of September 1, 1999.
4.1              Indenture, dated as of May 28, 1998, by and among KCLLC, Finance Corp, BWE, Hudson,         (2)
                 ESP and United States Trust Company of New York, as trustee.
4.2              Form of 10 1/2% Senior Notes, Due 2008 (filed as part of Exhibit 4.1).                      (2)
4.3              Exchange and Registration Rights Agreement, dated May 20, 1998, among KCLLC, Finance        (2)
                 Corp, BWE, Hudson, ESP and Societe Generale Securities Corporation.
4.4              Supplemental Indenture, dated as of August 31, 1999, among KCLLC, Finance Corp, Gits        (5)
                 Manufacturing Co., LLC Marine Industries, LLC, Turner Electric, LLC, Hudson Lock,
                 LLC, BWE Manufacturing, LLC, ESP Lock, LLC and United States Trust Company.
4.5              Amendment to Indenture dated August 31, 1999, among KCI and certain of its                  (5)
                 subsidiaries and United States Trust Company.
10.1             Purchase Agreement among KCLLC, Finance Corp, BWE, Hudson, ESP and Societe Generale         (2)
                 Securities Corporation, dated May 20, 1998.
10.2             Form of 10 1/2% Senior Notes, issued by KC LLC and Finance Corp. to certain                 (2)
                 purchasers, and dated as of May 28, 1998 (filed as part of Exhibit 4.1).
10.7*            1998 Long-Term Incentive Plan of KCI.                                                       (2)
10.8*            Management Agreement, dated May 28, 1998, with Millbrook Capital Management Inc.            (2)
10.9             Lease, dated January 1, 1989, between BWE and Empire Realty Company.                        (2)
10.12            Lease of Real Property, dated June 1, 1993, between ESP and Massachusetts Colony            (2)
                 Corporation.
10.22            Form of Amended and Restated Guarantor Security Agreement, dated as of January 19,          (3)
                 1999, made by BW Elliott Manufacturing Co., Inc., Hudson Lock, Inc., ESP Lock
                 Products Inc., KCI Acquisition Corp., Valley Forge Corporation, Cruising Equipment
                 Company, Force 10 Marine Ltd., Gits Manufacturing Company, Inc., Glendinning Marine
                 Products, Inc., Atlantic Guest, Inc., Heart Interface Corporation, Marine Industries
                 Company, Multiplex Technology, Inc., Turner Electric Corporation, VFC Acquisition
                 Company, Inc., and Valley Forge International Corporation in favor of Societe
                 Generale.
10.24*           Form of Employment Agreement between the Company, Millbrook and Robert Kay, dated           (4)
                 March 1, 1999.
10.25            Share Purchase Agreement among KCI, KCLLC, SGCP and Keyhold dated August 12, 1999.          (5)
10.26            Registration Rights Agreement of KCLLC, dated as of September 1, 1999, among KCI,           (5)
                 KCLLC, SGCP and Keyhold.
10.27            Shareholders Agreement dated as of September 1, 1999, among KCLLC, KCI, SGCP,               (5)
                 Keyhold and certain other shareholders of KCI.

10.30            Stock Purchase Agreement dated February 24, 2000 by and between Trace Holdings LLC          (6)
                 and KCLLC and KCLLC Holdings, Inc. with respect to all outstanding capital stock of
                 Heart and Cruising.
10.31            Amended Stock Purchase Agreement dated February 24,2000 by and between          Trace       (8)
                 Holdings  LLC and KCLLC and KCLLC  Holdings, Inc. with respect to all outstanding capital stock of Heart and Cruising.
10.32            Recapitalization  agreement among KELSO Investment Associates VI, L.P., KEP VI, LLC,        (9)
                 Key Components, Inc., the shareholders of Key Components, Inc., and SGC Partners II,
                 LLC dated May 8, 2000.
10.33            Credit and Guaranty Agreement, dated as of September 29, 2000 among Key Components,        (10)
                 LLC, as Borrower, certain of its Subsidiaries and Equity Holders, as Guarantors,
                 Certain Financial Institutions and Other Persons, as Lenders, First Union National
                 Bank, as Administrative Agent for the Lenders, and Societe Generale, as Syndication
                 Agent for the Lenders.
10.34            Key Components, LLC Pledge Agreement, dated as of November 21, 2000, by Key                 (7)
                 Components, LLC and in favor of First Union National Bank.
10.35            Key Components, Inc. Pledge Agreement, dated as of November 21, 2000, by Key                (7)
                 Components, Inc. and in favor of First Union National Bank.
10.36            KCI Merger Corp. Pledge Agreement, dated as of November 21, 2000, by KCI Merger Corp.       (7)
                 and in favor of First Union National Bank.
10.37            Guarantor Security Agreement, dated as of November 21, 2000, made by B.W. Elliott           (7)
                 Manufacturing Co., LLC, Hudson Lock, LLC, ESP Lock Products, LLC, Gits Manufacturing
                 Company, LLC, Atlantic Guest, Inc., Guest Building, LLC, Marine Industries Company,
                 LLC, Turner Electric, LLC, KCLLC Holdings, Inc. VFC Acquisition Company, Inc.,
                 Keyhold, Inc., Key Components, Inc., KCI Merger Corp., Acme Electric Corporation,
                 Acme-URDC, Inc., Acme Electric Mexico Holdings, I, Inc., Acme Electric Mexico
                 Holdings, II, Inc., and in favor of First Union National Bank.
10.38*           Employment Agreement between KCI and Albert W. Weggeman dated as of March 9, 2001          (13)
10.39*           Employment Agreement between KCI and George M. Scherer dated as of December 1, 2001        (13)
10.40            First Amendment to the Credit Agreement, dated June 28, 2002, among KCLLC, the             (14)
                 Lenders (as defined) and Wachovia Bank, National Association
10.41*           Key Components, Inc. Stock Incentive Plan                                                  (15)
20.1             Notice of Merger, dated November 21, 2000.                                                  (7)
21.1             List of the Company's Subsidiaries.                                                        (15)
25.1             Form T-1 Statement of Eligibility of Trustee.                                               (2)

               * Management agreement or compensatory plan.

(1) Previously filed with the Company's Schedule 14D-1, filed on December 9, 1998 (Commission File No.5-13949) and incorporated herein by reference.
(2) Previously filed with the Company's registration statement on Form S-4 (File No. 333- 59675), which was declared effective on November 9, 1998 and incorporated herein by reference.
(3) Previously filed with the Company's Current Report on Form 8-K (File No. 333-58675-01), filed February 3, 1999 and incorporated herein by reference.
(4) Previously filed with the Company's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(5) Previously filed with the Company's Form 10-Q for the three months ended March 31, 1999 and incorporated herein by reference.

(6) Previously filed with the Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(7) Previously filed with the Company's Form 8-K filed on December 6, 2000 and incorporated herein by reference.
(8) Previously filed with the Company's Form 8-K filed on April 19, 2000 and incorporated herein by reference.
(9) Previously filed with the Company's Form 10-Q for the six months ended June 30, 2000 and incorporated herein by reference.
(10) Previously filed with the Company's Form 10-Q for the nine months ended September 30, 2000 and incorporated herein by reference.
(11) Previously filed with Schedule 14A of Acme, filed October 12, 2000 (Commission File No. 001-08277) and incorporated herein by reference.
(12) Previously filed with the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(13) Previously filed with the Company's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(14) Previously filed with the Companys Form 10-Q for the six months ended June 30, 2002 and incorporated herein by reference.
(15) Filed herewith.

Report of Independent Accountants


To the Board of Directors and Member of
    Key Components, LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 32 present fairly, in all material respects, the financial position of Key Components, LLC and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 32 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

PricewaterhouseCoopers LLP

Stamford, Connecticut
February 13, 2003, except for Note 13,
as to which the date is March 3, 2003.

                                                                                              Key Components, LLC
                                                                                                 and subsidiaries


                                                                                      Consolidated Balance Sheets
                                                                                                   (in thousands)
---------------------------------------------------------------------------------------------------------------------
December 31,                                                                            2002                  2001
---------------------------------------------------------------------------------------------------------------------
Assets
Current:
   Cash                                                                             $  2,879              $  5,080
   Accounts receivable, net of allowance for doubtful accounts of
      $1,459 and $1,004 in 2002 and 2001, respectively                                21,447                25,461
   Inventories                                                                        29,623                30,412
   Prepaid expenses and other current assets                                           2,800                 1,986
   Prepaid income taxes                                                                3,400                 1,316
   Deferred income taxes                                                               5,295                 4,025
   Assets held for sale                                                                    -                 2,250
---------------------------------------------------------------------------------------------------------------------
        Total current assets                                                          65,444                70,530
Property, plant and equipment, net                                                    23,883                25,891
Goodwill, net                                                                         95,554               119,067
Deferred financing costs, net                                                          4,364                 5,259
Prepaid pension cost                                                                   3,021                 3,588
Other assets                                                                             448                 1,384
---------------------------------------------------------------------------------------------------------------------
                                                                                    $192,714              $225,719
=====================================================================================================================
Liabilities and Member's Equity
Current liabilities:
   Current portion of long-term debt                                                $  7,225              $  6,305
   Accounts payable                                                                    9,940                 8,876
   Accrued compensation                                                                4,098                 2,814
   Accrued expenses                                                                    6,202                 7,572
   Accrued acquisition costs                                                             885                 1,414
   Accrued interest                                                                      713                   888
---------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                     29,063                27,869

Long-term debt                                                                       136,619               159,532
Accrued lease costs                                                                      469                   525
Deferred income taxes                                                                    579                 5,056
Other long-term liabilities                                                              940                 1,062
---------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                            167,670               194,044
Commitments and contingencies (Notes 2 and 8)
Member's equity                                                                       25,044                31,675
---------------------------------------------------------------------------------------------------------------------
                                                                                    $192,714              $225,719
=====================================================================================================================

                                                         See accompanying notes to consolidated financial statements.

                                                                                               Key Components, LLC
                                                                                                  and subsidiaries

                                                                             Consolidated Statements of Operations
                                                                                                    (in thousands)
---------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                  2002               2001                2000
---------------------------------------------------------------------------------------------------------------------
Net sales                                                            $187,943           $193,817            $160,465
Cost of goods sold                                                    117,566            122,975              93,847
---------------------------------------------------------------------------------------------------------------------
           Gross profit                                                70,377             70,842              66,618

Selling, general and administrative expenses                           38,624             41,208              30,290
Amortization of goodwill                                                    -              3,558               2,626
Cumulative adjustment for Aerospace                                         -               (721)                  -
Goodwill Impairment                                                    12,350                  -                   -
Other operating expenses                                                2,116                311               2,334
---------------------------------------------------------------------------------------------------------------------
           Income from operations                                      17,287             26,486              31,368
Other income (expense):
   Other income                                                           168                376                 799
   Interest expense                                                   (13,301)           (16,573)            (15,159)
   Recapitalization expenses                                                -                  -              (7,937)
---------------------------------------------------------------------------------------------------------------------
      Income before provision for income taxes,                         4,154             10,289               9,071
        discontinued operations, extraordinary item and
        cumulative effect of change in accounting
        principle
Provision for income taxes                                              2,628              5,558               5,172
---------------------------------------------------------------------------------------------------------------------
           Income from continuing operations                            1,526              4,731               3,899
---------------------------------------------------------------------------------------------------------------------
Discontinued operations:
   Loss from operations of the inverter business, net                       -                  -                (146)
   Loss on disposal of the inverter business, net                           -                  -              (3,842)
---------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations                                           -                  -              (3,988)
---------------------------------------------------------------------------------------------------------------------
Extraordinary loss on early extinguishment of debt net of                   -                  -              (1,227)
   income tax benefit of $828
---------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principle, net
   of income taxes of $3,013                                           (8,157)                 -                   -
---------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                    $ (6,631)          $  4,731            $ (1,316)
=====================================================================================================================

                                                         See accompanying notes to consolidated financial statements.

                                                                                               Key Components, LLC
                                                                                                  and subsidiaries

                                                                        Consolidated Statements of Member's Equity
                                                                                                    (in thousands)
---------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                2002               2001                2000
---------------------------------------------------------------------------------------------------------------------
Member's equity, beginning of year                                  $31,675            $27,850             $ 9,411
Capital contributions                                                     -                  -               7,111
Capital distributions                                                     -               (906)             (1,420)
Tax benefits of options exercised                                         -                  -                 698
Tax benefit of deduction related to capitalized
   investment costs                                                       -                  -                 221
Option exercise compensation charge                                       -                  -                  45
Redeemable member's interest accretion to market value                    -                  -              (3,087)
Reclass of redeemable member's interest                                   -                  -              16,187
Net (loss) income                                                    (6,631)             4,731              (1,316)
---------------------------------------------------------------------------------------------------------------------
Member's equity, end of year                                        $25,044            $31,675             $27,850
=====================================================================================================================

                                                         See accompanying notes to consolidated financial statements.

                                                                                               Key Components, LLC
                                                                                                  and subsidiaries

                                                                             Consolidated Statements of Cash Flows
                                                                                                    (in thousands)
---------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                2002               2001                2000
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net (loss) income                                              $  (6,631)         $   4,731            $ (1,316)
   Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
        Cumulative effect of change in accounting
           principle                                                  8,157                  -                   -
        Goodwill Impairment                                          12,350                  -                   -
        Loss from discontinued operations                                 -                  -               3,988
        Extraordinary loss on early extinguishment of debt                -                  -               1,227
        Provision for doubtful accounts                                 483                570                 148
        Depreciation and amortization                                 5,012              9,056               6,818
        Amortization of deferred finance costs                          977                933               1,016
        Writedown of deferred finance costs                             145                  -                   -
        Tax benefits from equity transactions                             -                  -                 919
        Deferred income taxes                                        (2,740)             1,207               1,021
        Option compensation charge                                        -                  -                  46
        Stock appreciation rights                                         -                  -               1,556
        (Increase) decrease in (net of effects of acquisitions):
              Accounts receivable                                     3,399              4,214              (1,935)
              Inventories                                               789              6,985              (4,708)
              Prepaid expenses and other assets                         420              2,662                (670)
        Increase (decrease) in (net of effects of acquisitions):
              Accounts payable                                          816             (3,419)                722
              Accrued expenses and other liabilities                   (801)            (5,007)             (1,025)
---------------------------------------------------------------------------------------------------------------------
           Net cash provided by continuing operations                22,376             21,932               7,807
           Net cash used in discontinued operations                       -                  -                 (99)
---------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                 22,376             21,932               7,708
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Business acquisitions, net of cash acquired                            -                  -             (46,319)
   Proceeds from business dispositions                                    -                  -              10,721
   Capital expenditures                                              (2,719)            (4,131)             (3,089)
   Cash provided by assets held for sale                                364                666                   -
---------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                     (2,355)            (3,465)            (38,687)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Payments of term debt, notes payable and other
      obligations                                                   (21,993)           (19,056)            (67,583)
   Proceeds from issuance of debt                                         -              2,800             103,700
   Deferred financing costs                                            (229)                 -              (3,771)
   Repayment of outstanding stock appreciation rights                     -                  -              (7,454)
   Capital withdrawals                                                    -               (906)             (1,420)
   Capital contributions                                                  -                  -               7,111
---------------------------------------------------------------------------------------------------------------------
           Net cash (used in) provided by financing
              activities                                            (22,222)           (17,162)             30,583
---------------------------------------------------------------------------------------------------------------------
Net (decrease)  increase  in cash and cash equivalents               (2,201)             1,305                (396)
Cash and cash equivalents, beginning of year                          5,080              3,775               4,171
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                            $   2,879          $   5,080            $  3,775
=====================================================================================================================

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

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1. Organization and Significant Accounting Policies

   Basis of Presentation and Nature of Operations

   The consolidated financial statements as of and for the three years ended December 31, 2002 include the financial statements of Key Components, LLC ("KCLLC"), a Delaware corporation and its wholly-owned subsidiaries (collectively the "Company") from their respective dates of acquisition. All significant intercompany transactions have been eliminated.

   The Company is in the business of the manufacture and sale of custom engineered essential componentry in a diverse array of end use markets. Through its two business segments, mechanical engineered components and electrical components, the Company targets its products to original equipment manufacturers. The Company's electrical components business, whose product offerings include power conversion products, specialty electrical components and high-voltage utility switches, which are manufactured by its subsidiaries Acme Electric Corporation ("Acme"), Marine Industries, LLC ("Marinco"), Atlantic Guest, Inc. ("Guest") and Turner Electric, LLC ("Turner"). The Company's mechanical engineered components business, whose product offerings consist primarily of medium security lock products and accessories, flexible shaft and remote valve control components and turbocharger components, are manufactured by Hudson Lock, LLC ("Hudson"), ESP Lock Products, LLC ("ESP"), B.W. Elliott Manufacturing, LLC ("BWE") and Gits Manufacturing, LLC ("Gits").

   KCLLC's assets are limited to the Company's corporate office and its investments in its subsidiaries. KCLLC's financial statements include the related expenses of operating the Company's corporate office. At December 31, 2002, KCLLC was wholly-owned by Key Components, Inc. ("KCI"), a New York corporation. KCI holds no other assets other than its investment in KCLLC and has no operations.

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

   Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company that are subject to change include, but are not limited to, provision for doubtful accounts, inventory obsolecence, fair value estimates in conjunction with the Company's fair value testing of its recorded goodwill, warranty costs accrued, the Acme acquisition accruals (Note 2), and the estimated liabilities related to the pension plans of the Company (Note 10). Actual results could differ from the estimates used by the Company.

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

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   Property, Plant and Equipment

   Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized, while maintenance and repairs that do not improve or extend the life of the asset are expensed in the period they occur. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

   -----------------------------------------------------------------------------
   Buildings and improvements                                     20 - 40 years
   Equipment                                                       3 - 10 years
   Furniture and fixtures                                          3 - 10 years
   Leasehold improvements                           Shorter of term of lease or
                                                       useful life of the asset
   =============================================================================

   Intangibles

   Intangibles, which are included in other assets, primarily consist of costs associated with a licensing agreement and covenants not to compete arising from business acquisitions. These assets are being amortized on a straight-line basis over the lives of the related agreements, which range from five to seven years. Amortization of intangibles charged to continuing operations amounted to approximately $284,000, 438,000 and $506,000 for 2002, 2001 and 2000, respectively. Accumulated amortization at December 31, 2002 and 2001 was approximately $3.9 million and $3.6 million, respectively.

   Long-lived Assets

   Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the basis of its long-lived assets based on expectations of undiscounted cash flows related to those assets. Based on its most recent analysis, the Company believes that no impairment of its long-lived assets exists at December 31, 2002.

   In October 2001, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides guidance on the accounting for long-lived assets to be held and used and for assets to be disposed of through sale or other means. SFAS 144 also broadens the definition of what constitutes a discontinued operation and how such results are to be measured and presented. SFAS 144 was effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the earnings or financial position of the Company.

   Goodwill

   Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net tangible assets. Through December 31, 2001 goodwill was being amortized on the straight-line method over thirty-five to forty years. Goodwill amortization for the years ended December 31, 2001 and 2000 was approximately $3.6 million and $2.6 million. Accumulated amortization at December 31, 2001 was approximately $10.3 million.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

   Upon the adoption of SFAS 142, the Company stopped recording goodwill amortization effective January 1, 2002. In June 2002, the Company completed the assessment of its reporting units and its initial assessment of impairment upon adoption. As a result, the Company identified one reporting unit in the mechanical engineered components ("MEC") business with a book value of goodwill that exceeded its fair market value, which was estimated using a valuation methodology that triangulates the discounted cash flows, market multiples and transactional multiples of the reporting units. In accordance with SFAS 142, the Company, during the second quarter 2002, estimated the amount of the impairment and recorded a cumulative effect of change in accounting principle, as of January 1, 2002, of approximately $7.8 million, net of taxes of approximately $3.4 million, to write down the goodwill associated with the Company's lock product line resulting from the market conditions of that product line. The Company, as prescribed by SFAS 142, finalized its impairment testing by comparing the implied fair value of the reporting unit's goodwill to its carrying value during the third quarter to determine the amount of the final impairment upon adoption of SFAS 142. As a result, the Company reduced the tax impact of the charge by approximately $353,000 to reflect the proper deferred tax basis of the adjusted goodwill. No further impairment charges were taken against the Company's goodwill.

   In December 2002, in accordance with SFAS 142, the Company performed its required annual fair value testing of its recorded goodwill for its reporting units using a valuation approach consistent with the one used upon adoption of SFAS 142. As a result of the analysis, the Company recorded a charge of approximately $12.4 million, related to its lock reporting unit, which experienced a further decline of its fair value since the January 1, 2002 assessment, due to a deterioration in the current year of its results of operations compared to its operating plan and projected future financial results as well as a decline in the market multiple ascribed to the product line in its fair market valuation. Through December 31, 2002, the Company's cumulative impairment of goodwill was approximately $23.5 million, all of which related to its lock product line.

   Deferred Financing Costs

   Debt issuance costs have been deferred and are being amortized on a straight-line basis over the lives of the financings. Amortization charged to continuing operations amounted to approximately $977,000, $933,000 and $1,016,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Accumulated amortization at December 31, 2002 and 2001 was approximately $3.1 million and $2.2 million, respectively. In addition, during 2002 the Company amended certain aspects of its borrowing agreement and expensed $145,000 of deferred financing costs.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   Income Taxes

   Prior to May 23, 2000, the members of KCLLC were responsible for the taxes due on the income of the Company, apart from the subsidiaries that remained C corporations. KCI, the majority member of KCLLC was an S corporation requiring its shareolders to be personally liable for the taxes on income passed through to KCI from KCLLC.

   In order for the shareholders to pay for their tax liabilities related to the income passed through from KCLLC, distributed to its members the estimated amount of taxes owed on income of the Company. Upon the consummation of the Recapitalization (Note 9(a)), KCI automatically converted to a C corporation for tax purposes. At the same time, KCI acquired Keyhold, the minority member of KCLLC at that time, which was a C corporation for tax purposes. Beginning May 23, 2000, the Company reflects its tax provision as if it were a C corporation, the status of its member. KCLLC became wholly owned by KCI when Keyhold merged into KCI effective December 31, 2000.

   For the three years ended December 31, 2002 the Company's provision primarily relates to the C corporation taxes that the Company is responsible for on the taxable income of the Company.

   Deferred income taxes have been recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amounts expected to be realized.

   Revenue Recognition

   The Company recognizes revenue principally upon shipment of products to customers, however no sooner than when title passes and all risk and rewards of ownership have been transferred.

   Warranty

   The Company records a liability for its expected claims under existing product warranty policies. The accrual is based on the Company's historical warranty experience. For the years ended December 31, 2002 and 2001 the Company's warranty accrual changed as follows:

   Year ended December 31,                           2002                 2001
   ----------------------------------------------------------------------------
   Balance, beginning of period                      $821                 $453
   Additions                                          200                   19
   Addition of Aerospace                                -                  349
   Charges                                            (36)                   -
   ----------------------------------------------------------------------------
   Balance, end of period                            $985                 $821
   ============================================================================

   Concentration of Credit Risk

   Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base includes customers in a multitude of industries. Some of its larger customers are focused in the marine, heavy truck, aerospace, lawn and garden and office furniture industries. Due to the distribution of its customer base amongst a large array of end user markets, management does not believe that a significant concentration of credit risk exists at December 31, 2002.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   Shipping costs

   The Company includes the costs of shipping to its customers as part of its selling expenses.

   Fair Value of Financial Instruments

   For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, management believes that the carrying amounts approximate fair value due to their short maturities. The estimated fair value of the Company's long-term debt is based on the current rates offered to the Company for debt of similar maturities and approximates carrying value at December 31, 2001. The Company's Senior Notes (Note 6) are currently market listed at approximately 97% of the their face value, however the market for the notes is highly inactive.

   New Accounting Pronouncements

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds SFAS 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 requires that most gains and losses from the extinguishment of debt no longer be classified as extraordinary items and that they be recorded as part of the results of operations. In additions, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Lastly, SFAS 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for all years beginning after December 15, 2002, with early adoption allowable. The Company plans on adopting this statement effective January 1, 2003 and does not expect the adoption of this statement to have a material effect on its future results of operations or its financial position. Had the Company adopted this standard, all prior extraordinary losses due to the early extinguishment of debt, would be reclassified to other losses in the statement of operations.

   In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement sets forth various modifications to existing accounting guidance which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations and terminations to be accrued and recorded as liabilities in financial statements. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of this statement to determine the effect, if any, it may have on its consolidated results of operations and financial position.

   In November 2002, the FASB released Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee for guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has adopted the required disclosures of this Interpretations and has yet to assess the impact of the valuation of future guarantees will have on the financial statement in accordance with the Interpretation.

   Reclassifications

   Certain reclassifications were made to conform prior periods to the current year presentation.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2. Acquisitions and Dispositions

   (a) Acme Electric Corporation

   During the year ended December 31, 2000, the Company acquired Acme, which was accounted for by the purchase method of accounting. The results of operations of Acme have been included in the consolidated financial statements since the date of acquisition.

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

   At the time of the acquisition, the Company decided to sell the Acme Aerospace ("Aerospace") division and the Acme Electronics ("Electronics") division. In accordance with Emerging Issues Task Force ("EITF") Bulletin 87-11, "Allocation of Purchase Price to Assets to be Sold," the Company recorded the anticipated net proceeds from the sale of these subsidiaries adjusted for the anticipated net cash inflows during the holding period (date of acquisition to date of sale) as assets held for sale. In addition, the net earnings from these subsidiaries during the holding period are excluded from the operations of the Company, in accordance with EITF 87-11. Such results and estimated sale proceeds plus the net cash inflows during the holding periods have been included in goodwill. Aerospace manufactures lightweight high power battery chargers and related power systems for aerospace applications. Electronics was a contract electronics manufacturer for data storage, telecommunications and medical electronic applications.

   On June 1, 2001, based on the strength of the operating performance of Aerospace, the Company decided to retain Aerospace. On that date and in accordance with EITF 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to be Sold," the Company reallocated the purchase price of Acme as if Aerospace had never been held for sale and recorded a cumulative adjustment for the results of operations of Aerospace from the date of acquisition through May 31, 2001 of $721,000 comprised of the following:

                                                   (In thousands)
---------------------------------------------------------------------------------------------------------------------
Net sales                                                                                                     $4,988
Cost of goods sold (including depreciation of $75)                                                             3,367
                                                                                                              -------
         Gross profit                                                                                          1,621

Selling, general and administrative expenses (including depreciation of $33)                                     900
---------------------------------------------------------------------------------------------------------------------
         Income from operations                                                                                 $721
=====================================================================================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   In February 2002, the Company sold the Electronics division of Acme for $100,000 in cash and a 7% per annum $300,000 note receivable due on February 15, 2006. In addition, contingent consideration of up to $2.1 million could be earned, if the Electronics division meets certain annual revenue targets over the next 48 months following the sale. Contingent consideration earned, if any, including interest at 7% per annum, will be paid on the fourth anniversary from the date such contingent consideration is earned and will be recorded against goodwill. At December 31, 2001, the approximately $2.3 million recorded as assets held for sale consisted primarily of the tax deduction the Company received in 2002 from the tax loss generated from the sale. Based on operating performance of Electronics subsequent to the sale, the Company fully reserved the $300,000 note. To date, there have been no payments of the contingent consideration, nor does the Company expect any in the future.

   As part of the Company's plan of integrating the Acme acquisition, the Company accrued approximately $1.8 million of severance and related costs and $266,000 of lease exit costs related to exiting Acme's corporate office (closed in October 2001). At December 31, 2002, $1.6 million of payments had been made related to these accruals.

   On an unaudited pro forma basis, assuming that the Acme acquisition, the Recapitalization transaction (Note 9(a)) and the termination of KCI's S election (Note 1) for tax purposes, had occurred on January 1, 2000, the consolidated results of operations of the Company would have been as follows for the year ended December 31, 2000:

   Year ended December 31,                                                 2000
   -----------------------------------------------------------------------------
                                                                    (Unaudited)

   Pro forma net sales                                                $220,615

   Pro forma income from continuing operations                        $ 12,666

   Pro forma net income                                               $  7,451
   =============================================================================

   The unaudited pro forma financial information presented above is not necessarily indicative of the results that would have actually occurred had the companies been combined for the period presented.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   (b) Inverter business

   In November 1999, management of the Company decided to withdraw from the business of the manufacture and sale of power inverters and related instrumentation by selling its interests in Heart Interface Corporation ("Heart"), Cruising Equipment Company ("Cruising") and Mastervolt International B.V. ("Mastervolt"), all of which were a part of Valley Forge Corporation ("VFC") which was acquired in January 1999. In accordance with Accounting Principles Board Opinion 30, "Reporting the Results of Operations
   - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Company recorded the net assets of Heart, Cruising, and Mastervolt as net assets of discontinued operations and reported the results of operations as loss from discontinued operations. At December 31, 1999, the Company had made no accrual of costs of disposal related to the sale of their interests since it had been management's estimate that the Company would record gains from the sales at that time.

   In April 2000, the Company consummated the sale of Heart and Cruising. The Company received approximately $9.0 million in proceeds before any transaction related expenses. Of the $9.0 million of proceeds, $600,000 was placed in escrow in accordance with the agreement. The Company recorded a loss on disposal of Heart and Cruising of approximately $3.3 million. During 2002, the escrow related to the sale of Heart and Cruising was settled with the buyer. The Company received approximately $148,000.

   On December 29, 2000, the Company sold its interests in Mastervolt to the minority shareholders of Mastervolt. The Company received approximately $2.3 million before related expenses and recorded a loss on disposal of approximately $525,000.

   The summary of the operations of the power inverter business for the years ended December 31, 2000 were as follows:

December 31,                                                                                    2000
-------------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)
Net sales                                                                                       $6,573
                                                                                      -----------------------------

Net loss from operations of the inverter business, net of income tax benefit of $111          $   (146)

Loss on disposal of the inverter business, net of income taxes of $0                            (3,842)
-------------------------------------------------------------------------------------------------------------------
Net loss of discontinued operations, net of income taxes benefit of $111                       $(3,988)
===================================================================================================================

3. Inventories

   Inventories consist of:

   December 31,                           2002                      2001
   -----------------------------------------------------------------------------
                                                 (in thousands)
   Raw materials                       $14,342                   $15,566
   Work-in-process                       7,734                     6,808
   Finished goods                        7,547                     8,038
   -----------------------------------------------------------------------------
     Total inventory                   $29,623                   $30,412
   =============================================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

4. Property, Plant and Equipment

   Property, plant and equipment consists of the following:

December 31,                                                                 2002                       2001
------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
Land, building and improvements                                         $   9,323                   $  9,173
Equipment                                                                  32,888                     30,768
Office and computer equipment                                               2,241                      2,094
Furniture and fixtures and leasehold improvements                           1,463                      1,426
Construction-in-progress                                                      229                        126
------------------------------------------------------------------------------------------------------------------
                                                                           46,144                     43,587
Less:  Accumulated depreciation                                           (22,261)                   (17,696)
------------------------------------------------------------------------------------------------------------------
           Total property, plant and equipment                           $ 23,883                    $25,891
==================================================================================================================

   Depreciation expense amounted to approximately $4.7 million, $5.1 million and $3.8 million for the years ended December 31, 2002, 2001, and 2000, respectively.

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

   The Company evaluates performance and allocates resources based on profit or loss from operations before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is not based on accounting principles generally accepted in the United States of America, but is the performance measure used by Company management to analyze and monitor the Company and is commonly used by investors and financial analysts to compare and analyze companies. In its calculation of EBITDA certain charges that management determines as investment related or non-cash are excluded. Adjusted EBITDA is used in the computation of all the financial maintenance covenants under the Company's credit facility. Segment information is as follows:

                                                                           Mechanical engineered
(In thousands)                                  Electrical components           components                Total
----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2002:
  Net sales from external customers               $121,051                     $66,892                   $187,943
  Intersegment net sales                                 -                         113                        113
  Segment profit - EBITDA                           21,930                      18,238                     40,168
  Segment assets                                   110,561                      75,516                    186,077
  Goodwill, net                                     59,192                      36,362                     95,554
  Depreciation and amortization                      2,575                       2,405                      4,980

Year ended December 31, 2001:
  Net sales from external customers               $120,401                    $ 73,416                   $193,817
  Intersegment net sales                                 -                         135                        135
  Segment profit - EBITDA                           20,277                      21,560                     41,837
  Segment assets                                   116,576                     100,265                    216,841
  Goodwill, net                                     59,875                      59,192                    119,067
  Depreciation and amortization                      3,916                       4,330                      8,246

Year ended December 31, 2000:
  Net sales from external customers               $ 71,656                    $ 88,809                   $160,465
  Intersegment net sales                                 -                         154                        154
  Segment profit - EBITDA                           15,394                      28,816                     44,210
  Goodwill, net                                     61,610                      56,845                    118,455
  Segment assets                                   115,870                     108,883                    224,753
  Depreciation and amortization                      2,241                       4,559                      6,800
======================================================================================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   Reconciliation of Selected Segment Information to the Company's Consolidated Totals

Year ended December 31,                                            2002            2001          2000
-------------------------------------------------------------------------------------------------------------
Profit or loss:
  Total profit from reportable segments - EBITDA               $ 40,168        $ 41,837      $ 44,210
  Reconciling items:
    Corporate administrative expenses                            (2,735)         (4,261)       (1,704)
    Depreciation and amortization                                (5,012)         (8,948)       (6,818)
    Interest expense                                            (13,301)        (16,573)      (15,159)
    Management fee                                                 (500)         (1,265)       (1,147)
    Goodwill Impairment                                         (12,350)              -             -
    Other expenses                                               (2,116)           (501)      (10,311)
-------------------------------------------------------------------------------------------------------------
Income from continuing operations before provision for
  income taxes                                                 $  4,154        $ 10,289      $  9,071
=============================================================================================================

   In 2002 and 2001 the majority of the other expenses (approximately $1.4 million in 2002 and $288,000 in 2001) were the redundant facility costs, startup expenses and inefficiencies related to the Company's new lock production facility in Mexico. In 2001 the Company commenced its plan to move most of its lock production to Mexico over a three year period. In addition, the other expenses in 2002 include approximately $532,000 related to the Acme pension plan, almost all of which is related to the amortization of the deferred loss over a short useful life to match the Company's intention to terminate the plan (See Note 10). In 2000, the other expenses are related to the charges taken for the recapitalization and the stock appreciation rights (See Note 9).

December 31,                                                          2002                     2001
---------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)
Assets:
  Total assets for reportable segments                            $186,077                 $216,841
  Assets held for sale                                                   -                    2,250
  Corporate assets                                                   6,637                    6,628
---------------------------------------------------------------------------------------------------------------
Total consolidated assets                                         $192,714                 $225,719
===============================================================================================================

Year ended December 31,                                                    2002          2001            2000
---------------------------------------------------------------------------------------------------------------
  Geographical Sales Information:                                                   (in thousands)
  United States                                                        $164,650      $173,710        $144,756
  Canada                                                                  3,501         4,031           4,245
  China                                                                   5,011         3,841           1,617
  England                                                                 4,714         3,233           3,138
  Mexico                                                                  1,319         2,287           1,234
  Netherlands                                                             2,091         1,019               -
  Other                                                                   6,657         5,696           5,475
---------------------------------------------------------------------------------------------------------------
                             Total                                     $187,943      $193,817        $160,465
---------------------------------------------------------------------------------------------------------------
===============================================================================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

6. Long-Term Debt

   Long-term debt consists of the following:


   December 31,                                     2002                2001
   -----------------------------------------------------------------------------
                                                        (in thousands)
   Senior notes                                  $80,000           $  80,000
   Term loan and revolving credit facility        63,046              85,000
   Mortgage                                          782                 800
   Other                                              16                  37
   -----------------------------------------------------------------------------
                                                 143,844             165,837
   Less: Current portion                          (7,225)             (6,305)
   -----------------------------------------------------------------------------
              Total long-term debt              $136,619            $159,532
   =============================================================================

   (a) Senior Notes

   On May 28, 1998, the Company issued $80,000,000 of 10.50% Senior Notes due June 1, 2008, with interest payable semi-annually. The net proceeds from the Senior Notes were used to repay debt, repurchase outstanding warrants and for general corporate purposes. At December 31, 2002 and 2001, the Company has accrued interest on these notes in the amount of $700,000.

   The notes are fully and unconditionally guaranteed, jointly and severally, on a non-collateralized basis, by the subsidiaries of the Company (the "Subsidiary Guarantors"). At December 31, 2002, KCLLC has de minimus assets other than its investments in the Subsidiary Guarantors and cash and no operations other than those of the Company's corporate office. Accordingly, the consolidated financial statements present the combined assets and operations of the Subsidiary Guarantors.

   The Senior Notes will be redeemable, at the Company's option, in whole or in part, at any time and from time to time, on or after June 1, 2003, and prior to maturity, upon not less than 30 nor more than 60 days prior notice to the holder, plus accrued and unpaid interest to the redemption date. The redemption price is set forth in the indenture and ranges from 105.25% at June 30, 2003 scaling down to 100.0% of the face value beginning in 2006. The holders of the Senior Notes can require the Company to repurchase the notes upon a change in control, as defined in the Indenture.

   The Indenture requires certain limitations of indebtedness and certain payments related to dividends and common stock, as defined.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   (b) Term Loan and Revolving Credit Facility

   On September 29, 2000, and in connection with the acquisition of Acme, the Company entered into its current credit facility. The credit facility provides for a six-year $40,000,000 revolving credit facility and a six-year $100,000,000 term loan facility. The credit agreement is guaranteed by KCI and the Company's subsidiaries, and is collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property. The Company closed on the credit agreement in November 2000. The term loan is payable in quarterly installments through September 2006 and the Company may pay the quarterly installments in advance. Both the term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate or the London interbank offered rate ("LIBOR") plus an applicable margin which will vary from 1.00% to 2.75%. The Company has the option to lock in a rate based on the base or LIBOR rate. Rates determined by reference to the LIBOR rate can be set for 30, 90 or 180 days. Base rate and LIBOR were 4.25% and 1.43%, respectively, at December 31, 2002. The revolving credit facility also requires a commitment fee of 0.50% on the unused portion of the facility as well as quarterly facility commitment fees. The facility also allows for up to $5.0 million of outstanding letters of credit. At December 31, 2002 the Company had one outstanding letter of credit for approximately $443,000. In addition, the credit agreement contains certain covenants and restrictions, which require the maintenance of financial ratios, and restrict or limit dividends and other shareholder distributions, transactions with affiliates, capital expenditures, rental obligations and the incurrence of indebtedness.

   In June 2002, the Company amended its credit agreement (the "Amendment") to provide for revised financial covenant ratios from September 30, 2002 through December 2003 from the original covenant ratios stipulated in the credit agreement. The Company anticipated that certain of the original covenants which become more stringent over the term of the agreement, would not be met due to the general decline in the economy. In addition, the Amendment revised the Company's applicable margin on borrowings, the maximum allowable capital expenditures through 2003 and reduced the amount allowed for permitted acquisitions (as defined in the credit agreement) from $15 million to $7.5 million through the end of 2003. Concurrent with the Amendment, the Company voluntarily reduced the availability under its revolving credit facility by $15 million from $40 million to $25 million through the end of 2003. At December 31, 2002, the Company was in compliance with the covenants of the credit agreement set forth in the Amendment. As a result of the Company voluntarily reducing its borrowing capacity through the end of 2003, the Company wrote off $145,000 of the deferred finance costs related to amending the Company's credit facility.

   As of December 31, 2002, the Company had no borrowings outstanding under the revolving credit facility and had approximately $63.0 million outstanding under the term loan. Accrued interest payable at December 31, 2002 and 2001 was approximately $8,000 and $183,000, respectively.

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

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   At December 31, 2002, aggregate principal payments required on all amounts due are as follows:

   Year ending December 31,                                        Amount
   -----------------------------------------------------------------------------
                                                               (in thousands)
   2003                                                            $7,225
   2004                                                            16,058
   2005                                                            19,931
   2006                                                            19,937
   2007                                                                27
   Thereafter                                                      80,666
   -----------------------------------------------------------------------------
                                                                 $143,844
   =============================================================================

7. Federal and State Income Taxes

   Income tax expense (benefit) consists of the following:

Year ended December 31,                                            2002                2001                2000
-----------------------------------------------------------------------------------------------------------------
                                                                               (in thousands)
Current:
   Federal                                                       $4,002              $3,087              $2,796
   State                                                            793                 748               1,356
   Foreign                                                          573                 365                   -
-----------------------------------------------------------------------------------------------------------------
                    Current                                       5,368               4,200               4,152
-----------------------------------------------------------------------------------------------------------------
Deferred:
   Federal                                                       (2,341)                925                 760
   State                                                           (424)                333                 260
   Foreign                                                           25                 100                   -
-----------------------------------------------------------------------------------------------------------------
                    Deferred                                     (2,740)              1,358               1,020
-----------------------------------------------------------------------------------------------------------------
Total provision for income taxes                                 $2,628              $5,558              $5,172
=================================================================================================================

   A reconciliation between income taxes computed at the statutory federal rate and income tax expense is as follows:

Year ended December 31,                                            2002                2001                2000
-----------------------------------------------------------------------------------------------------------------
Federal income tax rate                                          34.0%               34.0%               34.0%
State income taxes, net of federal benefit                        7.7                 7.1                 7.9
Nondeductible goodwill impairment charges and goodwill
  amortization                                                   33.5                 8.8                 3.9
Recording of temporary differences from changes in tax
  status                                                            -                   -                 2.0
Loss (income) taxed directly to shareholders                        -                   -                 3.1
Foreign income taxes, net of federal benefit                     (0.1)                3.3                   -
Reconciliation to prior years tax filings                       (11.6)                  -                   -
Other permanent differences                                      (0.2)                1.6                 5.1
Other, net                                                          -                (0.8)                1.0
-----------------------------------------------------------------------------------------------------------------
                                                                 63.3%               54.0%               57.0%
=================================================================================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   Taxable income earned outside the United States of America was approximately $1.7 million and $1.0 million for the years ended December 31, 2002 and 2001, respectively and was primarily generated from operations in Thailand. During the fourth quarter of 2002, upon final completion and assessment of the Company's reconciliation of prior year tax filing, the Company recognized a benefit for the treatment of certain 2001 tax benefits, which were not estimable at December 31, 2001.

   The Company's net deferred assets and liabilities were as follows:

December 31,                                                               2002                 2001
----------------------------------------------------------------------------------------------------------
                                                                                (in thousands)
  Deferred tax assets:
    Allowance for doubtful accounts                                      $  578               $  355
    Intangibles                                                           2,812                    -
    Inventory reserves/valuation                                          2,590                1,628
    Warranty reserve                                                        390                  290
    Accrued severance and other acquisition costs                           382                  526
    Accrued compensation costs                                              945                  842
    Supplemental retirement plan                                            815                  769
    Accrued expenses                                                        442                  709
    Accrued lease costs                                                     208                  204
    Other                                                                   237                  282
----------------------------------------------------------------------------------------------------------
    Total deferred tax assets                                             9,399                5,605
----------------------------------------------------------------------------------------------------------
  Deferred tax liabilities:
    Intangibles                                                               -               (2,274)
    Pension                                                              (1,526)              (1,573)
    Excess depreciation                                                  (3,157)              (2,789)
----------------------------------------------------------------------------------------------------------
    Total deferred tax liabilities                                       (4,683)              (6,636)
----------------------------------------------------------------------------------------------------------
    Net deferred tax asset (liability)                                  $ 4,716              $(1,031)
==========================================================================================================

   At December 31, 2001, the Company also had a $1,972,000 deferred tax asset with a 100% valuation allowance relating primarily to capital losses generated from the sales of the inverter business expiring through 2005. The Company recorded a 100% allowance since the Company does not believe that it can derive a benefit from this asset at this time.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

8. Commitments and Contingencies

   (a) Operating leases

   The Company rents several manufacturing and warehouse facilities under operating lease agreements, two of which are with related parties (Note 11). Rent expense under all lease agreements amounted to approximately $2.3 million, $2.1 million and $1.3 million in 2002, 2001 and 2000, respectively.

   At December 31, 2002 and 2001, approximately $525,000 and $576,000, respectively, was recorded as accrued lease costs related to leased facilities no longer in use by one of the Company's subsidiaries (Note 11). The accrual represents the discounted future rental payments, net of estimated sublease income. At December 31, 2002 and 2001, approximately $56,000 and $51,000, respectively, were included in accrued expenses.

   The following is a schedule of the future minimum lease payments under operating leases which expire through 2010.

                                                              Minimum rental
   Year ended December 31,                                       payments
   -----------------------------------------------------------------------------
                                                              (in thousands)
   2003                                                           $1,865
   2004                                                            1,673
   2005                                                            1,222
   2006                                                              979
   2007                                                              837
   Thereafter                                                      1,388
   -----------------------------------------------------------------------------
               Total minimum lease payments                       $7,964
   =============================================================================

   (b) KCI Obligations

   As KCI has no operations and is dependent on KCLLC for financial resources in the form of capital distributions to meet its obligations. KCI obligations include the $105 million of its preferred stock (including any dividends in arrears which was approximately $2.8 million at December 31, 2002) (Note 9(a)), which is redeemable for cash at the option of the holder after June 2, 2009 and the requirement to purchase shares from its common shareholders under certain circumstances. Such repurchases are to be made at fair market value as defined in KCI's shareholder agreement. At December 31, 2002 approximately 1.3 million KCI common shares plus potentially 193,000 shares covered by stock options were subject to repurchase by KCI. The ability of KCLLC to make such capital distributions will be limited by its available resources and is limited by restrictions of debt and other agreements.

   (c) Other

   Consistent with other entities its size, the Company is party to legal actions and claims, none of which individually or in the aggregate, in the opinion of management, are expected to have a material adverse effect on the Company's results of operations or financial position.

   The Company has employment agreements with certain members of management that expire through 2006.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

   Effective upon the consummation of the Recapitalization, KCI has 1.1 million and 10.0 million, respectively, of authorized shares of Preferred and Common Stock. Kelso became the owner of all of the outstanding shares of Preferred Stock. The Preferred Stock is not entitled to vote for the election of directors but is entitled to designate two members of KCI's seven member Board of Directors. In addition, the Preferred Stock has certain approval rights and is convertible into Common Stock at the holder's option (upon conversion, the Preferred Stock would constitute approximately 61.1% of the total outstanding Common Stock of KCI, on a fully diluted basis).

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   The Preferred Stock has a liquidation preference equal to its purchase price plus accrued dividends (approximately $2.8 million in cumulative dividends in arrears at December 31, 2002), bears a 1% dividend payable in kind and is redeemable for cash at the option of the holder after June 2, 2009. All of the outstanding Common Stock and options to purchase Common Stock of KCI continue to be held by parties that held such securities prior to the Recapitalization and the parties who purchased Common Stock with the after-tax proceeds from the exercise of their SARs, which are primarily top management and employees of the Company. The aggregate purchase price of the Preferred Stock paid by Kelso was approximately $105,000,000 of which approximately $4,100,000 was paid to KCI. The Company paid approximately $7,900,000 of expenses in connection with the transaction.

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

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Information regarding outstanding stock options is as follows:

                                          1998 Incentive Plan                        KCI Stock Incentive Plan
                                ------------------------------------------------------------------------------------------

                                                   Weighted Average                                    Weighted Average
                                    Shares          Exercise Price                 Shares                ExercisePrice
--------------------------------------------------------------------------------------------------------------------------
Options outstanding at
 January 1, 2000                      70,120                $ 36                         -                     $ -

Options granted                        5,196                  95                    118,985                    117

Options exercised                    (20,533)                (33)                        -                       -

Options canceled                      (1,758)                (80)                        -                       -
--------------------------------------------------------------------------------------------------------------------------
Options outstanding at
 December 31, 2000                    53,025                  42                   118,985                     117

Options granted                            -                   -                    12,711                     125

Options exercised                          -                   -                         -                       -

Options canceled                      (1,053)                (95)                   (1,500)                   (122)
--------------------------------------------------------------------------------------------------------------------------
Options outstanding at
 December 31, 2001                    51,972                  40                   130,196                     118

Options granted                            -                   -                    11,350                     100

Options exercised                          -                   -                         -                       -

Options canceled                        (169)                (95)                   (1,750)                   (117)
--------------------------------------------------------------------------------------------------------------------------

Options outstanding at
 December 31, 2002                    51,803                $ 41                   139,796                    $117
==========================================================================================================================
Exercise prices per share                  -             $25-$95                         -               $100-$125
==========================================================================================================================
Shares available for options               -                   -                    65,083                       -
==========================================================================================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   A summary of stock options at December 31, 2002 is as follows:

                                                                                      ---------------------------------
                                                                                            Options Exercisable
                                                                                      ---------------------------------
                                                    Weighted Average                          Weighted Average
-----------------------------------------------------------------------------------------------------------------------
        Range of                                                                                           Exercise
     Exercise Prices              Shares              Life (yrs)        Price              Shares            Price
-----------------------------------------------------------------------------------------------------------------------
$25-$35                              44,578                4.3            $33               41,720             $33
$75-$95                               7,225                6.9            $85                7,225             $85
$117-$125                           139,796                7.8           $117               29,598            $118
-----------------------------------------------------------------------------------------------------------------------
                                    191,599                                                 78,543
=======================================================================================================================

   The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, as the exercise price of options was at or above the market value estimated by management, based on an independent appraisal, at date of grant, no compensation cost has been recognized.

   Pro forma information regarding net income is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the minimum value method with the following assumptions:

Year ended December 31,                                              2002                   2001             2000
--------------------------------------------------------------------------------------------------------------------
Weighted average risk-free interest rate                             4.9%                   5.2%              5.5%
Dividend yield                                                       None                   None              None
Weighted average expected life                                  6.0 years              7.3 years         7.6 years
====================================================================================================================

   Had compensation cost for the stock options been determined based on the fair values at the grant dates, the Company's net income would have been reduced to the pro forma amounts indicated below:

   Year ended December 31,               2002          2000             1999
   -----------------------------------------------------------------------------
                                                   (in thousands)
   Net (loss) income
      As reported                    $(6,631)       $ 4,731         $(1,316)
      Pro forma                      $(7,084)        $4,367         $(1,427)
   =============================================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   (d) Accrued Compensation Rights

   In connection with the VFC acquisition, KCI issued SARs to certain members of operating subsidiary management. The Company is required to record as compensation expense any change in the value of the SARs based on current market value of KCI stock. For the years ended December 31, 2000, the Company included in continuing operations approximately $1.6 million, in compensation expense related to the SARs. The SARs were exercised in connection with the Recapitalization (Note 9(a)).

   (e) Capital withdrawals

   During the year ended December 31, 2001, KCLLC paid a capital withdrawal to KCI of approximately $906,000. The proceeds were used by KCI to redeem shares of common stock from a stockholder who is no longer employed by the Company. During 2000 KCLLC paid capital withdrawals of approximately $1.4 million, which $1.1 million was used to repurchase outstanding shares of its common stock from former shareholders. The remaining withdrawals in 2000 of approximately $300,000 were for tax distributions to the members of KCLLC.


10. Retirement Plans

   (a) 401(k) Plans

   At December 31, 2002, the Company had two 401(k) plans in effect. The Company's employees at domestic locations, other than those of Acme, are covered under the Key Components LLC Plan, which the Company matches 50% of the employees contributions up to 4% of each covered employee's annual compensation. The employees of Acme are covered by a separate 401(k) plan. Employer contributions to the Acme plans are discretionary. Employer contributions in the aggregate were approximately $358,000, $414,000 and $404,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

   (b) Profit Sharing Plan

   The Company sponsors a profit sharing plan for all non-union employees at two subsidiaries acquired as part of the VFC acquisition. Under this plan, contributions are discretionary and limited to a percentage of eligible employees' compensation. There was no profit sharing expense for this plan for the year ended December 31, 2002, 2001 and 2000. In December 2002 the plan was terminated and distributions were completed to the former participants.

   (c) Pension Plans

   The Company has a non-contributory defined benefit pension plan covering substantially all the employees of Acme (the "Acme Pension Plan"). The formula covering the employees of Acme provides pension benefits based upon the employee's individual yearly compensation. The Acme Pension Plan assets are managed and invested by a financial institution. Upon acquiring Acme, management had decided to terminate the Acme Pension Plan. At December 31, 2002 and 2001, the Company had recorded against the prepaid pension asset approximately $1.8 million and $2.3 million of anticipated excise tax liabilities and the estimated future employer 401(k) contribution liability related to the participant accounts of former Acme Pension Plan participants who participate in the Key Components, LLC 401(k) plan that will be paid using part of the Acme Pension Plan over funding.

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

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   It is the Company's funding policy for the Gits Plan and the Acme Pension Plan to fund at least an amount necessary to satisfy the minimum requirements of the Employee Retirement Income Security Act of 1974. The amount to be funded is subject to annual review by management and its consulting actuary. In recent years, funding contributions have been restricted due to application of Internal Revenue Code full-funding limitations. No funding has been required during the three years ended December 31, 2002.

   At December 31, 2002, approximately 0.4% of the plans' assets are invested in cash and cash equivalents, 54.0% are invested in equities and 45.6% is invested in fixed income securities and annuities. At December 31, 2001, approximately 0.3% of the plans' assets are invested in cash and cash equivalents, 62.1% are invested in equities and 37.6% is invested in fixed income securities and annuities.

   Summarized information of the Plans, which are reflected from the dates of acquisition (November 2000 for the Acme plans) to December 31, 2002 are shown below (in thousands):

Pension Obligation
Year ended December 31,                                               2002                 2001                  2000
------------------------------------------------------------------------------------------------------------------------
(In thousands)
Benefit obligation at beginning of year                            $18,586              $17,867              $  1,033
Benefit obligations acquired                                             -                    -                16,692
Service cost                                                           519                  513                    95
Interest cost                                                        1,104                1,055                   148
Actuarial gain (loss)                                                  504                  (29)                   30
Benefits paid                                                       (2,200)                (820)                 (128)
------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                  $18,513              $18,586               $17,867
========================================================================================================================


Plan Assets
------------------------------------------------------------------------------------------------------------------------

Year ended December 31,                                               2002                 2001                  2000
------------------------------------------------------------------------------------------------------------------------
(In thousands)
Fair value of plan assets at beginning of year                     $21,996              $23,583              $  1,343
Plan assets acquired                                                     -                    -                22,253
Actual return on plan assets                                        (1,226)                (733)                  119
Benefits paid                                                       (2,200)                (820)                 (128)
Other                                                                  (43)                 (34)                   (4)
------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                           $18,527              $21,996               $23,583
========================================================================================================================

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Reconciliation of Funded Status
Year ended December 31,
                                                                         2002                  2001                2000
--------------------------------------------------------------------------------------------------------------------------
(In thousands)
Over funded status                                                   $     14                $3,410             $ 5,716
Unrecognized net actuarial loss (gain)                                  5,093                 2,447                (136)
--------------------------------------------------------------------------------------------------------------------------
Prepaid benefit                                                         5,107                 5,857               5,580
Recorded liability for future 401(k) contributions and
  excise taxes                                                         (2,080)               (2,269)             (2,269)
--------------------------------------------------------------------------------------------------------------------------
Net Prepaid asset                                                      $3,027                $3,588             $ 3,311
==========================================================================================================================



Components of Net Periodic Cost (Benefit)
Year ended December 31,
                                                                         2002                  2001                2000
--------------------------------------------------------------------------------------------------------------------------
(In thousands)
Service cost                                                         $    562               $   547             $    99
Interest cost                                                           1,104                 1,055                 149
Expected return on plan assets                                         (1,636)               (1,785)               (269)
Other                                                                     531                     7                  (7)
--------------------------------------------------------------------------------------------------------------------------
Net periodic cost (benefit)                                          $    561               $  (176)            $   (28)
==========================================================================================================================


Assumption and Method Disclosures
Year ended December 31,
                                                                         2002                  2001                2000
--------------------------------------------------------------------------------------------------------------------------

Discount rate                                                            6.5%         6.00 to 6.50%       6.00 to 6.75%
Expected long-term rate of return on assets                         7.5%-8.0%         7.5% to 8.50%               8.50%
Amortization method                                           Straight - line       Straight - line     Straight - line
==========================================================================================================================

   In December 2002 and into the first quarter of 2003, the Acme Pension Plan paid out the current benefit obligations of the participants in the Acme Pension Plan that were formerly employed at Acme Electronics division within one year of the time of the sale.

   (d) Other retirement liabilities

   At December 31, 2002 and 2001, the Company had approximately $940,000 and $1.1 million recorded, respectively, as other long-term liabilities related to obligations under Acme's non-qualified Supplemental Executive Retirement Plan ("SERP") and a non-qualified post-retirement benefits plan for certain former officers of Acme. The SERP provides benefits based upon an executive's compensation in the last year of service and is reduced by benefits received from the salaried pension plan. The nonqualified benefits plan provides post retirement health care. Six participants of this plan are retired and receiving payments under the SERP. Due to certain provisions under the SERP, the Company was required to fund approximately $1.1 million to a trust account on behalf of certain of the SERP's participants. The assets in the trust remain a part of the books and records of the Company and are subject to the Company's creditors.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

11. Related Party Transactions

   The Company rents one of its manufacturing facilities under an operating lease agreement entered into with a company that is co-owned by the President of BWE who also is a shareholder of KCI. The terms of the lease, which expires December 31, 2008, provide for annual rent increases of 5%. Rental payments amounted to $167,000, $159,000 and $151,000 for the three years ended December 31, 2002, 2001 and 2000, respectively.

   The Company rents its Leominster, Massachusetts manufacturing facility under an operating lease agreement entered into with a company that is co-owned by the former President of ESP who also is a shareholder of KCI. The lease, which expires on May 31, 2003, provides for annual rent increase based on the CPI. Rental payments amounted to $217,000, $213,000 and $208,000 for the three years ended December 31, 2002, 2001 and 2000, respectively.

   The Company pays management fees to Millbrook, a party related to certain shareholders of the Company. These management fees amounted to $175,000, $920,000 and $920,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Kelso agreed that amounts paid by Millbrook to Kelso out of management fees received by Millbrook from KCI or KCLLC would offset KCI's obligation to Kelso under the Advisory Agreement between Kelso and KCI.

   During 2000, the Company paid Millbrook $400,000 and $825,000 for investment advisory services related to the sale of the inverter business and the acquisition of Acme, respectively. Such costs are either recorded as part of the respective transactions or are included in deferred financing costs.

12. Statement of Cash Flows

December 31,                                                          2002             2001                 2000
-------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:                               (In thousands)
  Cash paid during the year:
      Interest                                                     $12,724         $ 15,608              $14,898
      Income taxes                                                  $5,305         $  3,050              $ 4,116
===================================================================================================================

13. Subsequent Event

   On March 3, 2003, KCLLC and BWE acquired a product line of Arens Controls, LLC for approximately $4.6 million. The product line, which manufactures push pull cable and other components, will be integrated into the Company's Binghamton, NY manufacturing facility. The product line acquired has (unaudited) annual revenues of approximately $7.5 million.

                                                  Column A           Column B            Column C        Column D        Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                 Balance at       Charged to costs   Charged to other                   Balance at
                     Description             beginning of period    and expenses       accounts(2)    Deductions(1)   end of period
------------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts deducted
   from accounts receivable in the balance
   sheet:
      Year ended December 31:
        2002                                     $1,004               $483              $    -            $ (28)          $1,459
        2001                                        808                570                 105             (479)           1,004
        2000                                        510                148                 235              (85)             808

Allowance for excess and obsolete inventory
   deducted from inventory in the balance
   sheet
      Year ended December 31:
        2002                                     $3,977             $1,684             $   125            $(632)          $5,154
        2001                                      3,159              1,046                 150             (378)           3,977
        2000                                      2,902                439                 451             (633)           3,159


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



                                           KEY COMPONENTS, LLC

Dated:  March 6, 2003                      By:  /s/ Clay B. Lifflander
                                                ----------------------
                                                Clay B. Lifflander
                                                Chief Executive Officer
                                                (Principal Executive Officer)


Dated: March 6, 2003                       By:  /s/ Robert B. Kay
                                                -----------------
                                                Robert B. Kay
                                                President
                                                  (Principal Executive Officer)

Dated: March 6, 2003                       By:  /s/ Keith A. McGowan
                                                --------------------
                                                Keith A. McGowan
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 6, 2003                                 By:  /s/ John S. Dyson
                                                          -----------------
                                                          John S. Dyson
                                                          Director

Dated: March 6, 2003                                 By:  /s/ Clay B. Lifflander
                                                          ----------------------
                                                           Clay B. Lifflander
                                                           Director

Dated: March 6, 2003                                 By:  /s/ Alan L. Rivera
                                                          ------------------
                                                          Alan L. Rivera
                                                          Director

Dated: March 6, 2003                                 By:  /s/ Robert B. Kay
                                                          -----------------
                                                          Robert B. Kay
                                                          Director

Dated: March 6, 2003                                 By:  /s/ George M. Scherer
                                                          ---------------------
                                                          George M. Scherer
                                                          Director


Dated: March 6, 2003                                 By:  /s/ Philip E. Berney
                                                          --------------------
                                                          Philip E. Berney
                                                          Director

Dated: March 6, 2003                                 By:  /s/ Thomas R. Wall, IV
                                                          ----------------------
                                                          Thomas R. Wall, IV
                                                          Director

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KEY COMPONENTS FINANCE CORP.

Dated:  March 6, 2003                     By:  /s/ Clay B. Lifflander
                                               ----------------------
                                               Clay B. Lifflander
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Dated: March 6, 2003                      By:  /s/ Robert B. Kay
                                               -----------------
                                               Robert B. Kay
                                               President
                                               (Principal Executive Officer)

Dated: March 6, 2003                      By:  /s/ Keith A. McGowan
                                               --------------------
                                               Keith A. McGowan
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 6, 2003                                 By:  /s/ John S. Dyson
                                                          -----------------
                                                          John S. Dyson
                                                          Director

Dated: March 6, 2003                                 By:  /s/ Clay B. Lifflander
                                                          ----------------------
                                                          Clay B. Lifflander
                                                          Director

Dated: March 6, 2003                                 By:  /s/ Alan L. Rivera
                                                          ------------------
                                                          Alan L. Rivera
                                                          Director

Dated: March 6, 2003                                 By:  /s/ Robert B. Kay
                                                          -----------------
                                                          Robert B. Kay
                                                          Director

Dated: March 6, 2003                                 By:  /s/ George M. Scherer
                                                          ---------------------
                                                          George M. Scherer
                                                          Director


Dated: March 6, 2003                                 By:  /s/ Philip E. Berney
                                                          --------------------
                                                          Philip E. Berney
                                                          Director

Dated: March 6, 20030                                By:  /s/ Thomas R. Wall, IV
                                                          ----------------------
                                                          Thomas R. Wall, IV
                                                          Director

                                 Certifications
                                 --------------

I, Clay B. Lifflander, certify that:

1. I have reviewed this annual report on Form 10-K of Key Components LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ Clay B. Lifflander
----------------------
Clay B. Lifflander
Chief Executive Officer

I, Robert B. Kay, certify that:

1. I have reviewed this annual report on Form 10-K of Key Components LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ Robert B. Kay
----------------------
Robert B. Kay
President

I, Keith A. McGowan, certify that:

1. I have reviewed this annual report on Form 10-K of Key Components LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ Keith A. McGowan
----------------------
Keith A. McGowan
Chief Financial Officer

I, Clay B. Lifflander, certify that:

1. I have reviewed this annual report on Form 10-K of Key Components Finance Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ Clay B. Lifflander
----------------------
Clay B. Lifflander
Chief Executive Officer

I, Robert B. Kay, certify that:

1. I have reviewed this annual report on Form 10-K of Key Components Finance Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ Robert B. Kay
----------------------
Robert B. Kay
President

I, Keith A. McGowan, certify that:

1. I have reviewed this annual report on Form 10-K of Key Components Finance Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ Keith A. McGowan
----------------------
Keith A. McGowan
Chief Financial Officer