Form 10-Q
period 2003-03-31
KEY COMPONENTS LLC
filed 2003-05-15
CIK 1065418

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

For the Quarterly period ended March 31, 2003

                                       Or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-58675


                               KEY COMPONENTS, LLC
                              --------------------
             (Exact name of Registrant as Specified in its charter)

            Delaware                                      04-3425424
           ----------                                    -----------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

  200 White Plains Road, Tarrytown NY                        10591
  -----------------------------------                        -----
(Address of Principal Executive Offices)                   (Zip Code)

                                 (914) 332-8088
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                       Commission File Number 333-58675-01

                         KEY COMPONENTS FINANCE CORP. *
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                     14-1805946
           -----------                                   ----------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

  200 White Plains Road, Tarrytown NY                      10591
  -----------------------------------                      -----
(Address of Principal Executive Offices)                 (Zip Code)

                                 (914) 332-8088
                                 ---------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes ? No
         As of May 14, 2003, all of the membership interests in Key Components, LLC were owned by Key Components, Inc., a privately held New York corporation. All of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

         *Key Components Finance Corp. meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format.

================================================================================

                               KEY COMPONENTS, LLC

                                 Form 10-Q Index

                                 March 31, 2003

                                                                          Page
                                                                         Number
                                                                         ------
PART I

Item 1. -- Consolidated Financial Statements:

           Balance Sheets................................................   2
           Statements of Income..........................................   3
           Statements of Cash Flows......................................   4
           Notes to Consolidated Financial Statements....................   5

Item 2.--  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  10

Item 3.--  Quantitative and Qualitative Disclosures about Market Risk....  18

Item 4.--  Controls and Procedures.......................................  19


PART  II

Item 6.--  Exhibits and Reports on Form 8-K..............................  19

Signatures ..............................................................  20

                         PART I -- FINANCIAL INFORMATION

Item 1 -- Consolidated Financial Statements

                      KEY COMPONENTS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

----------------------------------------------------------------------------------------------------
                                                                  March 31,            December 31,
                                                                    2003                   2002
----------------------------------------------------------------------------------------------------
Assets:                                                          (unaudited)
Current
   Cash                                                        $    1,520            $     2,879
   Accounts receivable, net of allowance for doubtful
    accounts of  $1,694 and $1,459 in 2003 and 2002,
     respectively                                                  28,868                 21,447
  Inventories                                                      31,183                 29,623
  Prepaid expenses and other current assets                         2,560                  2,800
  Prepaid income taxes                                              1,662                  3,400
  Deferred income taxes                                             5,296                  5,295
----------------------------------------------------------------------------------------------------
     Total current assets                                          71,089                 65,444
Property, plant and equipment, net                                 24,826                 23,883
Goodwill, net                                                      98,025                 95,554
Deferred financing costs, net                                       4,124                  4,364
Prepaid pension cost                                                2,911                  3,021
Other assets                                                          930                    448
----------------------------------------------------------------------------------------------------
     Total assets                                              $  201,905             $  192,714
====================================================================================================

Liabilities and Member's Equity:
Current
  Current portion of long-term debt                            $   11,094             $    7,225
  Accounts payable                                                 12,431                  9,940
  Accrued compensation                                              4,085                  4,098
  Accrued expenses                                                  7,418                  7,087
  Accrued interest                                                  2,855                    713
----------------------------------------------------------------------------------------------------
      Total current liabilities                                    37,883                 29,063

Long term debt                                                    134,742                136,619
Accrued lease costs                                                   453                    469
Deferred income taxes                                                 579                    579
Other long-term liabilities                                           900                    940
----------------------------------------------------------------------------------------------------
     Total liabilities                                            174,557                167,670

Commitments and contingencies                                           -                      -

Member's equity                                                    27,348                 25,044
----------------------------------------------------------------------------------------------------
     Total liabilities and member's equity                     $  201,905             $  192,714
====================================================================================================

   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited, in thousands)


 Three months ended March 31,                                        2003           2002
 ----------------------------------------------------------------------------------------
 Net sales                                                         $48,837        $46,619
 Cost of goods sold                                                 31,287         29,715
 ----------------------------------------------------------------------------------------
             Gross profit                                           17,550         16,904

 Selling, general and administrative expenses                        9,973          9,582
 Other                                                                 217            110
  ----------------------------------------------------------------------------------------
            Income from operations                                   7,360          7,212
 Interest expense                                                   (3,143)        (3,410)
  ----------------------------------------------------------------------------------------
 Income before provision for income taxes and cumulative             4,217          3,802
    effect of change in accounting principle
 Provision for income taxes                                          1,813          1,740
  ----------------------------------------------------------------------------------------
 Income before cumulative effect in change in accounting             2,404          2,062
    principle
 Cumulative effect in change of accounting principle, net of
    taxes of $3,013                                                      -         (8,157)
  ----------------------------------------------------------------------------------------
                  Net income (loss)                              $   2,404        $(6,095)
 =========================================================================================

   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


For the Three Months Ended March 31,                                2003           2002
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                             $2,404       $ (6,095)
     Adjustments to reconcile net income to net cash provided
        by operating activities:
             Cumulative effect of change in accounting principle        -          8,157
        Depreciation and amortization                               1,162          1,267
        Amortization of deferred finance costs                        240            235
        Deferred taxes                                                 (1)            58
        Provision for bad debts                                       133            466
        Changes in assets and liabilities:
            Accounts receivable                                    (6,640)        (1,624)
            Inventories                                              (797)           269
            Prepaid expenses and other assets                       2,108          1,483
            Accounts payable                                        2,226          3,658
            Accrued expenses                                        1,428          1,786
-----------------------------------------------------------------------------------------
          Net cash provided by operating activities                 2,263          9,660
-----------------------------------------------------------------------------------------

Cash flows from investing activities:
     Business acquisition                                          (4,421)             -
     Proceeds from assets held for sale                                 -            365
     Capital expenditures                                          (1,093)          (681)
-----------------------------------------------------------------------------------------
          Net cash used in investing activities                    (5,514)          (316)
-----------------------------------------------------------------------------------------

Cash flows from financing activities:
     Payments of long-term debt and capital lease obligations          (8)       (12,018)
     Proceeds from long term debt borrowings                        2,000              -
     Member withdrawals                                              (100)             -
-----------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities        1,892        (12,018)
-----------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                          (1,359)        (2,674)
Cash and cash equivalents, beginning of period                      2,879          5,080
-----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                           $1,520       $  2,406
=========================================================================================

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

The Company is in the business of the manufacture and sale of custom engineered essential componentry in a diverse array of end use markets. Through its two business segments, mechanical engineered components and electrical components, the Company targets its products to original equipment manufacturers. The Company's electrical components business product offerings include power conversion products, specialty electrical components and high-voltage utility switches. The Company's mechanical engineered components business product offerings consist primarily of flexible shaft and remote valve control components, turbocharger components and medium security lock products and accessories.

KCLLC's assets are limited to the Company's corporate office and its investments in its subsidiaries. KCLLC's financial statements include the related expenses of operating the Company's corporate office. KCLLC is wholly-owned by Key Components, Inc. ("KCI"), a New York corporation. KCI holds no other assets other than its investments in KCLLC and has no operations.


The accompanying unaudited financial statements of the Company contain all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. The results of operations for the interim periods are not necessarily indicative of the results for full years. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K.

Certain reclassifications were made to conform the prior periods to the current year presentation.

2. Acquisitions and Dispositions

Arens Controls, LLC

On March 3, 2003, KCLLC and B.W Elliott Manufacturing Company, LLC acquired the mechanical components business of Arens Controls, LLC for a purchase price of approximately $4.4 million and assumed liabilities of approximately $1.2 million. The Company recorded the estimated excess purchase price over net assets acquired of approximately $2.5 million as goodwill. The value ascribed to the estimated excess purchase price over net assets acquired is preliminary and is subject to change. Other intangibles acquired in the transaction were not material. The product line, which manufactures mechanical push-pull control solutions, will be integrated into the Company's Binghamton, New York manufacturing facility. The Company borrowed $2.0 million on its revolving credit facility to partially finance this acquisition. The product line acquired has annual revenues of approximately $7.5 million (unaudited).

Acme Electric Corporation

On November 21, 2000, the Company acquired all of the outstanding shares of Acme Electric Corporation ("Acme") for a purchase price of approximately $47.3 million and assumed liabilities of approximately $28.8 million. In conjunction with the acquisition the Company decided to sell the electronics division of Acme ("Electronics"). Electronics is a contract electronics manufacturer for data storage, telecommunications and medical electronic applications.

On February 15, 2002 the Company sold the Electronics division for a purchase price of $100,000 in cash and a 7% per annum, $300,000 note that was due on February 15, 2006. The agreement also provided for additional consideration to be paid to the Company if certain future operating targets were achieved. However, in March 2003, Electronics was sold to a new buyer and the Company collected the entire $300,000 note. The Company does not anticipate receiving any additional consideration.

3.   Inventories

Inventories consist of the following:

(In thousands)               March 31,          December 31,
                               2003                2002
-----------------------------------------------------------
                            (unaudited)

Raw materials                 $17,042             $14,342
Work-in-process                 7,887               7,734
Finished goods                  6,254               7,547
-----------------------------------------------------------
  Total inventory             $31,183             $29,623
===========================================================

4. Provision for Income Taxes

For the three months ended March 31, 2003 and 2002, the Company's provision for income taxes primarily relates to the federal and state income taxes of its sole member, KCI. Deferred income taxes have been recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. Valuation allowances are recorded when necessary to reduce deferred tax assets to expected realizable amounts.

5. Member withdrawals

During the three months ended March 31, 2003, KCLLC distributed approximately $100,000 to its member, KCI, in order for KCI to repurchase common stock from a shareholder.

6. Warranty Costs

The Company records a liability for its expected claims under existing product warranty policies. The accrual is based on the Company's historical warranty experience. For the three months ended March 31, 2003 and 2002, the Company's warranty accrual changed as follows:

Three Months ended March 31,                            2003         2002
--------------------------------------------------------------------------
                                                           (unaudited)
Balance, beginning of period                           $ 985         $821
Additions                                                 18           46
Charges                                                    -            -
--------------------------------------------------------------------------
Balance, end of period                                $1,003         $867
==========================================================================

7.   Operating Segments

The Company conducts its operations through its two businesses, the manufacture and sale of electrical components and mechanical engineered components. The electrical components business ("EC product offerings include power conversion products, specialty electrical components and high-voltage utility switches. The mechanical engineered components business ("MEC") manufactures flexible shaft products, turbo charger actuators and related componentry and specialty locks and related accessories.


The Company evaluates its operating segments' performance and allocates resources among them based on profit or loss from operations before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is not based on accounting principles generally accepted in the United States of America, but is the performance measure used by Company management to analyze and monitor the Company and is commonly used by investors and financial analysts to compare and analyze companies. Corporate overhead expenses are not allocated to the segments. In computation of all the financial maintenance covenants under the Company's credit facility, the Company is allowed to adjust EBITDA for certain charges as defined in the agreement. Segment information is as follows:


--------------------------------------------------------------------------------
(In thousands)                                         Mechanical
                                         Electrical    Engineered
                                         Components    Components       Total
--------------------------------------------------------------------------------
Three months ended March 31, 2003:
   Net sales to external customers         $ 29,446     $  19,391     $  48,837
   Intersegment net sales                         -            14            14
    Segment profit - EBITDA                   5,162         4,030         9,192
   Segment assets                           113,881        84,985       198,866
    Goodwill                                 59,192        38,833        98,025
   Depreciation and amortization                626           527         1,153
================================================================================

Three months ended March 31, 2002:
   Net sales to external customers       $   30,232     $  16,387    $   46,619
   Intersegment net sales                         -            32            32
    Segment profit - EBITDA                   5,047         4,401         9,448
   Segment assets                           115,558        88,857       204,415
    Goodwill                                 59,192        48,705       107,897
   Depreciation and amortization                652           612         1,264
================================================================================

Reconciliation of Selected Segment Information to the Company's Consolidated
Totals:

(In thousands)
Three Months Ended March 31,                                  2003           2002
------------------------------------------------------------------------------------
Profit or loss:
  Total profit from reportable segments- EBITDA              $ 9,192     $    9,448
  Reconciling items:
     Corporate expenses                                         (670)          (969)
     Depreciation and amortization                            (1,162)        (1,267)
     Interest expense                                         (3,143)        (3,410)
------------------------------------------------------------------------------------
Income before provision for income taxes and cumulative
   effect of change in accounting principle                  $ 4,217     $    3,802
====================================================================================

March 31,                                                       2003           2002
------------------------------------------------------------------------------------
Assets:
   Total assets for reportable segments                     $198,866       $204,415
   Corporate assets                                            3,039          5,578
------------------------------------------------------------------------------------
 Total consolidated assets                                  $201,905       $209,993
====================================================================================


------------------------------------------------------------------------------------
(In thousands)
Three Months Ended March 31,                                  2003           2002
------------------------------------------------------------------------------------

Geographical Sales Information:
  United States                                            $ 42,732        $41,116
  China                                                       1,164          1,165
  England                                                     1,291            942
  Canada                                                      1,118            917
  Taiwan                                                        699            228
  Mexico                                                        152            428
  Other                                                       1,681          1,823
------------------------------------------------------------------------------------
Total                                                     $  48,837       $ 46,619
====================================================================================

8.  Goodwill

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

9. Stock Options

On January 1, 2003, the Company adopted the disclosure provisions of SFAS 148, "Accounting for Stock-Based Compensation - transition and disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year. The Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") in accounting for stock-based compensation. In accordance with APB No. 25, compensation costs for stock options is recognized in income based on the excess, if any, of the quoted market price over the exercise price of the stock on the date of grant. The exercise price for all stock option grants equals the fair market value on the date of grant, therefore no compensation expense is recorded.

The following table illustrates the effect on net income (loss) as if the Company had applied the fair value recognition provisions for the three months ended March 31, 2003 and 2002:

Three Months Ended March  31,             2003           2002
---------------------------------------------------------------
(unaudited)
                                            (in thousands)
Net  income (loss):
   As reported                           $2,404        $(6,095)
   Pro forma                             $2,301        $(6,208)
===============================================================

10.  New Accounting Pronouncements

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement sets forth various modifications to existing accounting guidance which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations and terminations to be accrued and recorded as liabilities in financial statements. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of the SFAS did not have a material effect on the Company's consolidated results of operations and financial position.

In November 2002, the FASB released Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee for guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adoption of the interpretation and valuation of future guarantees had no material impact on the Company's consolidated results of operations and financial position. See Note 6 regarding disclosures about the Company's warranty costs.

In December 2002, the FASB issued SFAS No. 148, which requires disclosure in both annual and interim financial statements about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The amendment relating to the additional disclosure requirements in the interim financial statements are effective for interim periods beginning after December 15, 2002. SFAS 148 is not expected to have a material impact on the operations or cash flows of the Company. However, additional disclosures have been incorporated into the Company's interim consolidated financial statements beginning with this quarter ended March 31, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, except as defined in the SFAS. The adoption of this SFAS is not expected to have a material impact on the consolidated operations or financial condition of the Company.


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


Three months ended March 31,                                           2003                      2002
-------------------------------------------------------------------------------------------------------------
                       (In thousands)                                        % of                     % of
                                                                Amount     Net Sales     Amount     Net Sales
---------------------------------------------------------------------------------------------------------------

Net Sales                                                       $48,837        100.0%     $46,619       100.0%

Cost of Goods Sold                                               31,287         64.1       29,715        63.7
---------------------------------------------------------------------------------------------------------------
Gross Profit                                                     17,550         35.9       16,904        36.3

Selling, general and administrative expenses                      9,973         20.4        9,582        20.6
Other                                                               217          0.4          110         0.2
---------------------------------------------------------------------------------------------------------------
Income from operations                                            7,360         15.1        7,212        15.5

Interest expense                                                 (3,143)        (6.4)      (3,410)       (7.3)
---------------------------------------------------------------------------------------------------------------
Income before provision for income taxes and cumulative
  effect of change in accounting principle                        4,217          8.6        3,802         8.2
Provision for income taxes                                        1,813          3.7        1,740         3.7
---------------------------------------------------------------------------------------------------------------
Income before cumulative effect in change in accounting
  principle                                                       2,404          4.9       $2,062         4.4
Cumulative effect in change of accounting principle, net of
  taxes of $3,013                                                     -            -       (8,157)      (17.5)
---------------------------------------------------------------------------------------------------------------
Net income (loss)                                                $2,404          4.9%     $(6,095)      (13.1)%
===============================================================================================================

A summary of the Company's segments is as follows:

Electrical Components Business
Three Months Ended March 31,                              2003                       2002
---------------------------------------------------------------------------------------------------
(In thousands)                                                   % of                      % of
                                                 Amount       Net Sales    Amount       Net Sales
---------------------------------------------------------------------------------------------------
Net Sales                                            $29,446      100.0%       $30,232       100.0%
Cost of Sales                                         18,211       61.8         19,272        63.7
---------------------------------------------------------------------------------------------------
Gross Profit                                          11,235       38.2         10,960        36.3

Selling, general and administrative expenses           6,699       22.8          6,565        21.7
---------------------------------------------------------------------------------------------------
Income from operations                                $4,536       15.4%       $ 4,395        14.5%
===================================================================================================


Mechanical Engineered Components
Three Months Ended March 31,                              2003                       2002
--------------------------------------------------------------------------------------------------
(In thousands)                                                  % of                      % of
                                                 Amount      Net Sales    Amount      Net Sales
--------------------------------------------------------------------------------------------------
Net Sales                                            $19,391     100.0%      $16,387       100.0%
Cost of Sales                                         13,076      67.4        10,443        63.7
--------------------------------------------------------------------------------------------------
Gross Profit                                           6,315      32.6         5,944        36.3

Selling, general and administrative expenses           2,595      13.4         2,045        12.5
Other                                                    217       1.1           110         0.7
--------------------------------------------------------------------------------------------------
Income from operations                                $3,503      18.1%      $ 3,789        23.1%
==================================================================================================


Three months ended March 31, 2003 compared to the three months ended March 31, 2002


Net Sales: Net sales for the three months ended March 31, 2003 ("Quarter 2003") increased by approximately $2.2 million, or 4.8%, from net sales for the three months ended March 31, 2002 ("Quarter 2002"). This increase was the sum of the approximately $786,000, or 2.6%, decline in the net sales of the EC business and the approximately $3.0 million, or 18.3%, increase in net sales of the MEC business.

The approximately $786,000 decline in net sales of the EC business for the Quarter 2003 as compared to the Quarter 2002 was primarily driven by the approximately $932,000, or 21.5%, decline in sales of the utility product line. During the second half of 2002, the Company's utility product line began to experience a decline in orders as utilities reduced spending on capital projects resulting from the disruption caused by the negative press the utility marketplace received during 2002. During the Quarter 2003, the utility product line continued to experience lower demand levels as compared to the Quarter 2002.

The approximately $3.0 million increase in net sales of the MEC business for the Quarter 2003 as compared to the Quarter 2002 was driven by increased sales of the flexible shaft and the turbocharger product lines. Net sales of the flexible shaft product line increased by approximately $1.2 million, or 24.2%, for the Quarter 2003 as compared to the Quarter 2002. This increase was driven by new product introductions as well as the acquisition of the mechanical components business of Arens Controls, LLC ("Arens Controls"). The Company completed this acquisition on March 3, 2003 (See Liquidity and Capital Resources), which increased net sales of the flexible shaft product line by approximately $562,000 for the Quarter 2003 as compared to the Quarter 2002. Net sales of the turbocharger components product line increased by approximately $2.5 million, or 44.7%, for the Quarter 2003 as compared to the Quarter 2002. This increase was driven primarily by a new product introduction. The net sales of the lock product line declined by approximately $749,000, or 13.0%.

Gross Profit: Gross profit increased by approximately $646,000, or 3.8%, for Quarter 2003 as compared to Quarter 2002, resulting from the sum of the approximately $275,000, or 2.5%, increase in the gross profit of the EC business and the approximately $371,000, or 6.2%, increase in gross profit of the MEC business for the Quarter 2003.

The approximately $275,000, or 2.5% increase in gross profit of the EC business for the Quarter 2003 as compared to the Quarter 2002 resulted from changes in the product mix sold by the specialty electrical components product line for the Quarter 2003 as compared to the Quarter 2002. The specialty electrical components product line contributed an increase of approximately $178,000 in gross profit for the Quarter 2003 as compared to the Quarter 2002, while sales for the Quarter 2003 declined by approximately $31,000 as compared to the Quarter 2002. In addition, continued productivity and negotiated material cost savings related to the power conversion product line also increased gross profit for the EC business for the Quarter 2003 as compared to the Quarter 2002.

The approximately $371,000, or 6.2%, increase in gross profit of the MEC business for Quarter 2003 as compared to Quarter 2002 was driven by volume increases of the flexible shaft and turbocharger components product lines offset by the volume decline of the lock product line. In addition, the gross margin of the flexible shaft product line was negatively impacted by a change in the product mix sold as compared to the Quarter 2002. Further, the acquisition of the mechanical components product line of Arens Controls negatively impacted the gross margin of the flexible shaft product line as the Company is currently working under an interim operating agreement with the seller until that product line has been integrated into the Company's Binghamton, New York facility, which is not anticipated to occur until September 2003 (See Liquidity and Capital Resources). While sales of the flexible shaft product line increased by approximately $1.2 million for the Quarter 2003 as compared to the Quarter 2002, gross profit only increased by approximately $109,000. The increase in gross profit for the Quarter 2003 as compared to the Quarter 2002 resulting from the turbocharger components product line was approximately $796,000, or 40.5%. The lock product line experienced a decline in gross profit of approximately $658,000, or 36.3%, resulting from lower revenues, as well as a temporary margin decline as a result of the relocation of production to Mexico.

The gross profit, as a percentage of net sales ("GP percentage"), for the EC business increased by approximately 1.9% for the Quarter 2003 as compared to the Quarter 2002. For the MEC business, the GP percentage declined by approximately 3.7% during the Quarter 2003 as compared to the Quarter 2002. The change in GP percentage for the EC business is the result of a change in product mix and the productivity gains as described above. The change in GP percentage for the MEC business is primarily related to the impact of the acquisition of the mechanical components product line of Arens Controls, as well as the volume and margin decline of the lock product line, as described above.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses increased approximately $391,000, or 4.1%, for the Quarter 2003 as compared to the Quarter 2002. As a percentage of net sales, SG&A declined to 20.4% for the Quarter 2003 from 20.6% of net sales for the Quarter 2002. SG&A of the EC business increased by approximately $133,000, or 2.0%, for the Quarter 2003 as compared to the Quarter 2002 and as a percentage of net sales, increased approximately 1.1%. SG&A of the MEC business increased by approximately $550,000, or 26.9%, for the Quarter 2003 as compared to the Quarter 2002 and increased as a percentage of net sales by approximately 0.9%.

The increase in SG&A expenses for the Quarter 2003 as compared to the Quarter 2002 is primarily related to the increase in SG&A of the MEC business. The increase in SG&A of the MEC business is primarily the result of the Company operating under an interim operating agreement relating to the acquisition of the mechanical components product line of Arens Controls, which was completed on March 3, 2003 (see Liquidity and Capital Resources). The Company will be operating under the interim operating agreement with the seller until that product line has been integrated into the Company's Binghamton, New York facility, which is not expected to occur until September 2003. In addition, higher incentive compensation accruals drove the increase in SG&A of the turbocharger product line, as a result of the growth in the operating performance of that product line during the Quarter 2003 as compared to the Quarter 2002. The lock product line had an increase in SG&A resulting from the increased costs of operating its Mexico production facility as compared to the Quarter 2002. Commission and freight expense related to a change in product sales mix drove the increase in SG&A for the EC business for the Quarter 2003 as compared to the Quarter 2002. Higher insurance costs for the Quarter 2003 as compared to the Quarter 2002 also impacted the SG&A of the businesses.

Other Expenses: Other expenses increased by approximately $107,000 for the Quarter 2003 as compared to the Quarter 2002. The increase is related to the expenses incurred in moving manufacturing to the new lock production facility in Mexico.

Income from Operations: The increase in income from operations of approximately $148,000, or 2.1%, for the Quarter 2003 as compared to the Quarter 2002, resulted from the increase in gross profit of approximately $646,000, offset by the increases in SG&A expenses of approximately $391,000 and other expenses of approximately $107,000.

Interest Expense: Interest expense decreased by approximately $267,000, or 7.8%, during the Quarter 2003 as compared to the Quarter 2002. This decrease is primarily due to lower levels of outstanding borrowings during the Quarter 2003 as compared to the Quarter 2002.

Provision for Income Taxes: The provision for income taxes increased by approximately $73,000, or 4.2%, for the Quarter 2003 as compared to the Quarter 2002. The Company's effective tax rate on income before provision for income taxes and cumulative effect of change in accounting principle for the Quarter 2003 was approximately 43.0%. The effective rate on income before provision for income taxes and cumulative effect of change in accounting principle for the Quarter 2002 was approximately 45.8%. The decline in the effective rate from the Quarter 2002 to the Quarter 2003 was primarily driven by the Company's foreign tax credits.

Income before cumulative effect in change in accounting principle: Income before cumulative effect in change in accounting principle increased by approximately $342,000, or 16.6%, during the Quarter 2003 as compared to the Quarter 2002. The increase resulted from the sum of the increase in income from operations of approximately $148,000 and the decrease in interest expense of approximately $267,000 offset by the increase in provision for income taxes of approximately $ 73,000, due to the factors discussed above.

Cumulative effect in Change of Accounting Principle: In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, which were effective for fiscal years beginning after December 15, 2001. In June 2002, the Company completed the assessment of its reporting units and its initial step one impairment test on January 1, 2002 financial information. As a result, the Company identified one reporting unit in the MEC business with a book value of goodwill that exceeded its fair market value, which was estimated using valuation methodology involving discounted cash flows and market and transactional multiples of the reporting units. In accordance with SFAS 142, the Company estimated the amount of the impairment and recorded a cumulative effect in change of accounting principle, as of January 1, 2002, of approximately $7.8 million, net of taxes of approximately $3.4 million, to write down the goodwill associated with the Company's lock product line resulting from the current market conditions of that product line. The Company finalized its impairment testing, as prescribed by SFAS 142, during the third quarter of 2002 to determine the amount of final impairment. As a result, the Company reduced the tax impact of the charge by approximately $353,000 to reflect the proper deferred tax basis of the adjusted goodwill.

Net Income (loss): Net income (loss) increased by approximately $8.5 million for the Quarter 2003, from a net loss of approximately $6.1 million for the Quarter 2002 to a net income of approximately $2.4 million for the Quarter 2003. Income before cumulative effect in change in accounting principle increased by approximately $342,000, as described above. The remainder of the approximately $8.5 million increase in net income for the Quarter 2003 as compared to the Quarter 2002 resulted from the Company's cumulative effect in change of accounting principle recorded during 2002.

Liquidity and Capital Resources

The Company has historically generated funds from its operations and its working capital requirements generally have not materially fluctuated from quarter to quarter. The Company's other main sources of liquidity have historically been the Company's $80.0 million of uncollateralized 10.5% senior notes due 2008 and its outstanding credit facilities. The credit facility provides for a six-year $40.0 million revolving credit facility, which as a result of the amendment discussed below was reduced to $25.0 million through 2003, and a six-year $100.0 million term loan facility. The credit agreement, guaranteed by the Company's subsidiaries and KCI, is collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property. There was $2.0 million outstanding under the revolving credit facility at March 31, 2003. The term loan is payable in quarterly installments through September 2006. Both the term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate or the London interbank offered rate ("LIBOR") plus an applicable margin which will vary from 1.0% to 3.5% and require the payment of a commitment fee of 0.5% on the unused portion of the facility as well as quarterly commitment fees.

The credit facility also allows for up to $5.0 million of outstanding letters of credit. At March 31, 2003, the Company had one letter of credit outstanding for approximately $443,000. The letter of credit primarily relates to outstanding workman's compensation claims.

The credit agreement contains certain covenants and restrictions, which require the maintenance of financial ratios and restrict or limit dividends and other shareholder distributions, transactions with affiliates, capital expenditures, rental obligations and the incurrence of indebtedness.

In June 2002, the Company amended its credit agreement (the "Amendment") to provide for revised financial covenant ratios from September 30, 2002 through March 30, 2004 from the original covenant ratios stipulated in the credit agreement. The Company anticipated that certain of the original covenants, which became more stringent over the term of the agreement, would not be met due to the general decline in the economy. In addition, the Amendment revised the Company's applicable margin on borrowings, the maximum allowable capital expenditures through March 29, 2004 and reduced the amount allowed for permitted acquisitions (as defined in the credit agreement) from $15 million to $7.5 million through March 30, 2004. Concurrent with the Amendment, the Company voluntarily reduced the availability under its revolving credit facility by $15 million from $40 million to $25 million until March 30, 2004. At March 31, 2003, the Company was in compliance with the covenants of the credit agreement set forth in the Amendment.

The Company's remaining liquidity demands will be for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's senior notes require semiannual interest payments on the outstanding principal. The term loan requires quarterly principal payments. At March 31, 2003, the Company had prepaid its next principal payment. Principal payments required for the next 12 months will be approximately $11.1 million. Under the revolving credit facility and term loan, the Company has the option to lock in a specified interest rate by entering into a contract, for different periods, which cannot exceed 180 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. The Company's outstanding commitments for capital expenditures at March 31, 2003 were not material. The Company anticipates its capital expenditures for the year ended December 31, 2003 to be approximately $3.5 million. The expenditures are primarily needed to maintain its facilities, expand its production capacity for new product introduction as well as fund the Company's ongoing plan to expand foreign operations in order to take advantage of profitable market opportunities. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility.

KCI has no operations and is dependent on KCLLC for financial resources in the form of capital distributions to meet its obligations. KCI obligations include the liquidation preferences of $107.0 million for its preferred stock plus any dividends payable in arrears (at March 31, 2003 there were approximately $3.1 million in cumulative dividends in arrears, payable in kind), which are redeemable for cash at the option of the holder after June 2, 2009, the requirement to purchase shares from its common shareholders under certain circumstances and its tax obligations. Repurchases of KCI Common Stock are made at fair market value as defined in KCI's shareholder agreement. At March 31, 2003 approximately 1.3 million KCI common shares plus potentially 192,000 shares covered by stock options were subject to repurchase by KCI. The ability of KCLLC to make such capital distributions will be limited by its available resources and is limited by restrictions of debt and other agreements. KCLLC reflects the tax obligations of KCI in its tax provision.

Cash flows provided by operating activities were approximately $2.3 million and $9.7 million for the Quarter 2003 and the Quarter 2002, respectively. The net decrease of approximately $7.4 million for the Quarter 2003 resulted primarily from the increase in use of cash by the operating assets of the business. For the Quarter 2003, the Company's working capital accounts (accounts receivable, inventory and accounts payable) used net cash of approximately $5.2 million as compared to the Quarter 2002, when the working capital accounts provided net cash of approximately $2.3 million. The change in the cash provided by the working capital accounts is a result of the growth of certain of the Company's product lines. In addition, as a result of relocating production to Mexico, inventory levels of the Company's lock product line have increased.

Cash flows used in investing activities were approximately $5.5 million and $316,000 for the Quarter 2003 and Quarter 2002, respectively. Capital expenditures for the Quarter 2003 and the Quarter 2002 were approximately $1.1 million and $681,000, respectively. The increase in capital expenditures from the Quarter 2003 to the Quarter 2002 was primarily due tooling and machinery to service demand related to new product introduction and expand foreign manufacturing operations. Proceeds from the assets held for sale was approximately $365,000 for the Quarter 2002, which was related to the sold electronics division of Acme Electric Corporation.

On March 3, 2003, KCLLC and B.W Elliott Manufacturing Company, LLC acquired the mechanical components business of Arens Controls, LLC for a purchase price of approximately $4.4 million and assumed liabilities of approximately $1.2 million. The Company recorded the estimated excess purchase price over net assets acquired of approximately $2.5 million as goodwill. The value ascribed to the estimated excess purchase price over net assets acquired is preliminary and is subject to change. Other intangibles acquired in the transaction were not material. The product line, which manufactures push pull cable and related components, will be integrated into the Company's Binghamton, New York manufacturing facility. The Company borrowed $2.0 million on its revolving credit facility to partially finance this acquisition. The product line acquired has annual revenues of approximately $7.5 million.

Cash flows from financing activities provided net cash of approximately $1.9 million during the Quarter 2003 and used net cash of approximately $12.0 million during the Quarter 2002. The net cash provided by financing activities was driven primarily by the borrowing of $2.0 million under the Company's revolver to partially finance the acquisition of the mechanical components product line of Arens Controls. During the Quarter 2002, the Company repaid approximately $12.0 million of its outstanding term debt. During the Quarter 2003, KCLLC distributed approximately $100,000 to its member, KCI, in order for KCI to repurchase common stock from a shareholder.

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

      Goodwill and other intangible assets: At March 31, 2003, the Company has recorded approximately $98.0 million in goodwill and other intangible assets related to acquisitions made in 2003 and prior years. The recoverability of these assets is subject to an impairment test based on the estimated fair value of the underlying businesses. These estimated fair values are determined using a valuation methodology that triangulates the discounted cash flows, market multiples and transactional multiples of the reporting units. Factors affecting these future cash flows include: the continued market acceptance of the products and services offered by the businesses; the development of new products and services by the businesses and the underlying cost of development; the future cost structure of the businesses; and future technological changes.

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

Backlog

The Company's backlog of orders as of March 31, 2003, was approximately $29.6 million. The Company includes in its backlog only accepted purchase orders. However, backlog is not necessarily indicative of future sales. In addition, purchase orders can generally be cancelled at any time without penalty.

New Accounting Pronouncements
In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Starndard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement sets forth various modifications to existing accounting guidance which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations and terminations to be accrued and recorded as liabilities in financial statements. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of the SFAS did not have a material effect on the Company's consolidated results of operations and financial position.

In November 2002, the FASB released Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee for guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adoption of the interpretation and valuation of future guarantees had no material impact on the Company's consolidated results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS 148 amends SFAS No.123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation prescribed by SFAS 123. SFAS 148 also amends the disclosure provisions of SFAS 123 to require disclosure in both annual and interim financial statements about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The amendment relating to the additional disclosure requirements in the interim financial statements are effective for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the operations or cash flows of the Company. However, additional disclosures have been incorporated into the Company's interim consolidated financial statements beginning with this quarter ended March 31, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, except as defined in the SFAS. The adoption of this SFAS is not expected to have a material impact on the consolidated operations or financial condition of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk


The Company's primary exposure to market risk is related to the variability in interest rates associated with the $63.0 million outstanding under its term loan and with any amounts outstanding under its $25 million revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the agreement. Principally all of the borrowings under the term loan are locked in at approximately 4.38% until May 27, 2003, when the underlying LIBOR contract is up for renewal. At March 31, 2003, the Company had $2.0 million of borrowings under its line of credit and was one payment ahead of schedule on its term debt. The borrowings under the revolving credit facility were repaid in April 2003. A 1% change in the interest rate for the Company's credit facilities in place at December 31, 2002 would have resulted in a change in the Company's annual interest expense of approximately $736,000. The senior notes bear a fixed rate of interest and therefore are not subject to market risk. The Company does not hold derivative financial instruments or believe that material imbedded derivatives exist within its contracts.


As the Company has operations outside the United States of America, it is subject to foreign currency exchange risk. To date those risks have not had a material impact on the Company's results of operations or financial position.


Item 4. Controls and Procedures

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



Part II - Other Information

Item 6 -- Exhibits and Reports on Form 8-K

       (a) Exhibits

              None.

       (b) Reports on Form 8-K

        The Company filed the following report on Form 8-K during the first quarter of the year ending December 31, 2003:

             Date of Report      Date Report Filed with SEC                Items Reported
          ------------------  ------------------------------    -------------------------------------
             March 6, 2003              March 6, 2003             Item 9. Regulation FD Disclosure

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     KEY COMPONENTS, LLC
                                               ---------------------------------


Date: May 14, 2003                                By: /s/Clay B. Lifflander
                                                     ----------------------
                                                        Clay B. Lifflander
                                                        Chief Executive Officer


Date: May 14, 2003                                By:  /s/ Robert B. Kay
                                                     --------------------
                                                        Robert B. Kay
                                                        President


Date: May 14, 2003                                By: /s/Keith A. McGowan
                                                     --------------------
                                                        Keith A. McGowan
                                                        Chief Financial Officer

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               KEY COMPONENTS FINANCE CORP.
                                           -------------------------------------


Date: May 14, 2003                         By: /s/ Clay B. Lifflander
                                              -----------------------
                                                 Clay B. Lifflander
                                                 Chief Executive Officer


Date: May 14, 2003                         By:  /s/ Robert B. Kay
                                              --------------------
                                                 Robert B. Kay
                                                 President

Date: May 14, 2003                         By: /s/ Keith A. McGowan
                                              ---------------------
                                                 Keith A. McGowan
                                                 Chief Financial Officer

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

Date: May 14, 2003

/s/ Clay B. Lifflander
-----------------------
Clay B. Lifflander
Chief Executive Officer

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Keith A. McGowan
-----------------------
Keith A. McGowan
Chief Financial Officer

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

Date: May 14, 2003

/s/ Clay B. Lifflander
-----------------------
Clay B. Lifflander
Chief Executive Officer

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Keith A. McGowan
-----------------------
Keith A. McGowan
Chief Financial Officer