Form 10-Q
period 2003-06-30
KEY COMPONENTS LLC
filed 2003-08-14
CIK 1065418

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2003

                                       Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-58675


                               KEY COMPONENTS, LLC
                               -------------------
             (Exact name of Registrant as Specified in its charter)

               Delaware                                  04-3425424
               --------                                  ----------
    (State or Other Jurisdiction of           (IRS Employer Identification No.)
     Incorporation or Organization)

      200 White Plains Road, Tarrytown NY                  10591
    ---------------------------------------                -----
    (Address of Principal Executive Offices)            (Zip Code)

                                 (914) 332-8088
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                       Commission File Number 333-58675-01

                         KEY COMPONENTS FINANCE CORP. *
                         ----------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                  14-1805946
               --------                                  ----------
    (State or Other Jurisdiction of           (IRS Employer Identification No.)
     Incorporation or Organization)

      200 White Plains Road, Tarrytown NY                  10591
    ---------------------------------------                -----
    (Address of Principal Executive Offices)            (Zip Code)

                                 (914) 332-8088
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               |x| Yes   |_| No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               |_| Yes   |x| No

     As of August 14, 2003, all of the membership interests in Key Components, LLC were owned by Key Components, Inc., a privately held New York corporation. All of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

     *Key Components Finance Corp. meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format.

===============================================================================

                               KEY COMPONENTS, LLC

                                 Form 10-Q Index

                                  June 30, 2003

                                                                                              Page
                                                                                             Number
                                                                                             ------
PART I

Item 1. --   Consolidated Financial Statements:

             Balance Sheets.............................................................        2
             Statements of Operations...................................................        3
             Statements of Member's Equity..............................................        4
             Statements of Cash Flows...................................................        5
             Notes to Consolidated Financial Statements.................................        6

Item 2. --   Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................................       11

Item 3.--    Quantitative and Qualitative Disclosures about Market Risk.................       23

Item 4.--    Controls and Procedures....................................................       23


PART  II

Item 6.--    Exhibits and Reports on Form 8-K...........................................       23

Signatures   ...........................................................................       24


                         PART I -- FINANCIAL INFORMATION

Item 1 -- Consolidated Financial Statements

                      KEY COMPONENTS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


---------------------------------------------------------------------------------------------
                                                                     June 30,   December 31,
                                                                      2003          2002
---------------------------------------------------------------------------------------------
                                                                   (Unaudited)
Assets:
Current
   Cash                                                            $  3,452       $  2,879
   Accounts receivable, net of allowance for doubtful
    accounts of  $1,640 and $1,459 in 2003 and 2002,
     respectively                                                    23,348         21,447
  Inventories                                                        31,493         29,623
  Prepaid expenses and other current assets                           1,843          2,800
  Prepaid income taxes                                                    -          3,400
  Deferred income taxes                                               5,401          5,295
---------------------------------------------------------------------------------------------
     Total current assets                                            65,537         65,444
Property, plant and equipment, net                                   24,831         23,883
Goodwill, net                                                        97,539         95,554
Deferred financing costs, net                                         3,886          4,364
Prepaid pension cost                                                  2,780          3,021
Other assets                                                            757            448
---------------------------------------------------------------------------------------------
     Total assets                                                  $195,330       $192,714
=============================================================================================

Liabilities and Member's Equity:
Current
  Current portion of long-term debt                                $ 11,644       $  7,225
  Accounts payable                                                    9,953          9,940
  Accrued compensation                                                4,122          4,098
  Accrued expenses                                                    7,822          7,087
  Accrued interest                                                      823            713
---------------------------------------------------------------------------------------------
     Total current liabilities                                       34,364         29,063

Long-term debt                                                      128,866        136,619
Accrued lease costs                                                     437            469
Deferred income taxes                                                   579            579
Other long-term liabilities                                             862            940
---------------------------------------------------------------------------------------------
     Total liabilities                                              165,108        167,670

Commitments and contingencies                                             -              -

Member's equity                                                      30,222         25,044
---------------------------------------------------------------------------------------------
     Total liabilities and member's equity                         $195,330       $192,714
=============================================================================================



   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited, in thousands)


                                                       Six Months Ended       Three Months Ended
                                                           June 30,                June 30,
                                                      -------------------    --------------------
                                                        2003       2002        2003       2002
-------------------------------------------------------------------------------------------------
Net sales                                             $ 98,084   $ 96,397    $ 49,247   $ 49,778
Cost of goods sold                                      62,027     60,741      30,740     31,026
-------------------------------------------------------------------------------------------------
           Gross profit                                 36,057     35,656      18,507     18,752

Selling, general and administrative expenses            20,081     19,161      10,108      9,579
Other                                                      444        350         227        240
-------------------------------------------------------------------------------------------------
Income from operations                                  15,532     16,145       8,172      8,933
Interest expense                                         6,278      6,772       3,135      3,362
-------------------------------------------------------------------------------------------------
Income before provision for income taxes and
  cumulative effect of change in accounting
  principle                                              9,254      9,373       5,037      5,571
Provision for income taxes                               3,976      4,281       2,163      2,541
-------------------------------------------------------------------------------------------------
Income before cumulative effect in change in
   accounting principle                                  5,278      5,092       2,874      3,030
Cumulative effect in change of accounting
   principle, net of taxes of $3,007                         -     (8,157)          -          -
-------------------------------------------------------------------------------------------------
                 Net income (loss)                    $  5,278   $ (3,065)   $  2,874   $  3,030
=================================================================================================



   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
                                 (In thousands)


                                                 For the Six Months              For the Year
                                                 Ended June 30, 2003        Ended December 31, 2002
----------------------------------------------------------------------------------------------------
                                                     (unaudited)
Member's Equity, beginning of period                 $  25,044                     $31,675

Net income (loss)                                        5,278                      (6,631)
Member withdrawals                                        (100)                          -
----------------------------------------------------------------------------------------------------
Member's Equity, end of period                         $30,222                     $25,044
====================================================================================================



   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


For the Six Months Ended June 30,                                              2003          2002
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                                      $  5,278       $ (3,065)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Cumulative effect of change in accounting principle                        -          8,157
        Depreciation and amortization                                          2,378          2,521
        Amortization of deferred finance costs                                   478            468
             Writedown of deferred finance costs                                   -            145
             Provision for bad debts                                             133            313
        Deferred taxes                                                             -             64
        Changes in operating assets and liabilities:
            Accounts receivable                                               (1,120)          (932)
            Inventories                                                       (1,113)           682
            Prepaid expenses and other assets                                  4,638          4,468
            Accounts payable                                                    (252)          (332)
            Accrued expenses                                                     119           (784)
---------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                           10,539         11,705
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Business acquisition                                                     (4,548)             -
     Capital expenditures                                                     (1,984)        (1,307)
     Proceeds from assets held for sale                                            -            364
---------------------------------------------------------------------------------------------------
          Net cash used in investing activities                               (6,532)          (943)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Payments of long-term debt and capital lease obligations                 (5,334)       (12,028)
     Proceeds from debt issued                                                 2,000              -
     Member withdrawals                                                         (100)             -
---------------------------------------------------------------------------------------------------
         Net cash used in financing activities                                (3,434)       (12,028)
---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             573         (1,266)
Cash and cash equivalents, beginning of period                                 2,879          5,080
---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                    $  3,452       $  3,814
===================================================================================================


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

Certain reclassifications were made to conform the prior periods to the current presentation.

2. Acquisitions and Dispositions

Arens Controls, LLC

On March 3, 2003, the Company acquired the mechanical components business of Arens Controls, LLC for a purchase price of approximately $4.5 million and assumed liabilities of approximately $642,000. The Company recorded the estimated excess purchase price over net assets acquired of approximately $2.0 million as goodwill. The value ascribed to the estimated excess purchase price over net assets acquired is preliminary and is subject to change. Other intangibles acquired in the transaction were not significant. The product line, which manufactures mechanical push-pull control solutions, is being integrated into the Company's Binghamton, New York manufacturing facility. The Company borrowed $2.0 million on its revolving credit facility to partially finance this acquisition. The product line acquired has historical annual revenues of approximately $7.5 million (unaudited).

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

On February 15, 2002 the Company sold the Electronics division for $100,000 in cash and a 7% per annum, $300,000 note that was due on February 15, 2006. The agreement also provided for additional consideration to be paid to the Company if certain future operating targets were achieved. In March 2003, Electronics was sold to a new buyer and the Company collected the entire $300,000 note. The Company does not anticipate receiving any additional consideration.

3.   Inventories

Inventories consist of the following:


(In thousands)                         June 30,       December 31,
                                         2003             2002
-------------------------------------------------------------------------
                                             (unaudited)

Raw materials                          $16,806          $14,342
Work-in-process                          8,036            7,734
Finished goods                           6,651            7,547
-------------------------------------------------------------------------
         Total inventory               $31,493          $29,623
=========================================================================

4. Provision for Income Taxes

For the six months and three months ended June 30, 2003 and 2002, the Company's provision for income taxes primarily relates to the federal and state income taxes of its sole member, KCI. Deferred income taxes have been recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. Valuation allowances are recorded when necessary to reduce deferred tax assets to expected realizable amounts.

5. Member withdrawals

During the six months ended June 30, 2003, KCLLC distributed approximately $100,000 to its member, KCI, which used the funds to repurchase common stock from a KCI shareholder.

6. Warranty Costs

The Company records a liability for its expected claims under existing product warranty policies. The accrual is based on the Company's historical warranty experience. For the six months ended June 30, 2003 and 2002, the Company's warranty accrual changed as follows:

Six Months ended June 30,                  2003             2002
-----------------------------------------------------------------
(In thousands)                                  (unaudited)
Balance, beginning of period              $ 985             $821
Additions                                    65               46
Charges                                       -              (11)
-----------------------------------------------------------------
Balance, end of period                   $1,050             $856
=================================================================

7.   Operating Segments

The Company conducts its operations through its two businesses, the manufacture and sale of electrical components and mechanical engineered components. The electrical components business ("EC") product offerings include power conversion products, specialty electrical components and high-voltage utility switches. The mechanical engineered components business ("MEC") manufactures flexible shaft products, turbo charger actuators and related componentry and specialty locks and related accessories.


The Company evaluates its operating segments' performance and allocates resources among them based on profit or loss from operations before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is not based on accounting principles generally accepted in the United States of America, but is the performance measure used by Company management to analyze and monitor the Company and is commonly used by investors and financial analysts to compare and analyze companies. Corporate overhead expenses are not allocated to the segments. In computation of all the financial maintenance covenants under the Company's credit facility, the Company is allowed to adjust EBITDA for certain charges as defined in the agreement. Segment information is as follows:


----------------------------------------------------------------------------------------------------------------
(In thousands)                                                                  Mechanical
                                                             Electrical         Engineered
                                                             Components         Components             Total
----------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2003:
   Net sales to external customers                           $  58,633           $ 39,451           $  98,084
   Intersegment net sales                                            -                 34                  34
   Segment profit - EBITDA                                      11,021              8,451              19,472
   Segment assets                                              108,895             83,827             192,722
   Goodwill                                                     59,192             38,373              97,565
   Depreciation and amortization                                 1,250              1,109               2,359

================================================================================================================
Six months ended June 30, 2002:
   Net sales to external customers                           $  62,966           $ 33,431           $  96,397
   Intersegment net sales                                            -                 75                  75
   Segment profit - EBITDA                                      11,233              9,202              20,435
   Segment assets                                              113,300             88,777             202,077
   Goodwill                                                     59,192             48,711             107,903
   Depreciation and amortization                                 1,290              1,213               2,503

================================================================================================================
Three months ended June 30, 2003:
   Net sales to external customers                           $  29,187           $ 20,060           $  49,247
   Intersegment net sales                                            -                 20                  20
   Segment profit - EBITDA                                       5,859              4,421              10,280
   Segment assets                                              108,895             83,827             192,722
   Goodwill                                                     59,192             38,373              97,565
   Depreciation and amortization                                   624                582               1,206

================================================================================================================
Three months ended June 30, 2002:
   Net sales to external customers                           $  32,734           $ 17,044           $  49,778
   Intersegment net sales                                            -                 43                  43
   Segment profit - EBITDA                                       6,187              4,801              10,988
   Segment assets                                              113,300             88,777             202,077
   Goodwill                                                     59,192             48,711             107,903
   Depreciation and amortization                                   638                601               1,239
================================================================================================================


Reconciliation of Selected Segment Information to the Company's Consolidated
Totals:


(In thousands)                                                    Six Months Ended              Three Months Ended
                                                                      June 30,                      June 30,
-------------------------------------------------------------------------------------------------------------------
                                                                 2003           2002            2003        2002
-------------------------------------------------------------------------------------------------------------------
Profit or loss:
  Total profit from reportable segments- EBITDA                  $19,472       $20,435         $10,280      $10,988
  Reconciling items:
     Corporate expenses                                           (1,562)       (1,769)           (892)        (805)
     Depreciation and amortization                                (2,378)       (2,521)         (1,216)      (1,250)
     Interest expense                                             (6,278)       (6,772)         (3,135)      (3,362)
-------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes and cumulative
   effect of change in accounting principle                       $9,254        $9,373          $5,037       $5,571
===================================================================================================================

June 30,                                                                                        2003        2002
-------------------------------------------------------------------------------------------------------------------
Assets:
   Total assets for reportable segments                                                       $192,722     $202,077
   Corporate assets                                                                              2,608        4,381
-------------------------------------------------------------------------------------------------------------------
 Total consolidated assets                                                                    $195,330     $206,458
===================================================================================================================


-------------------------------------------------------------------------------------------------------------------
(In thousands)                                                   Six Months Ended             Three Months Ended
                                                                      June 30,                      June 30,
-------------------------------------------------------------------------------------------------------------------
                                                                 2003           2002            2003        2002
-------------------------------------------------------------------------------------------------------------------
Geographical Sales Information:
  United States                                                  $86,273       $84,821        $43,541      $43,705
  England                                                          2,815         2,070          1,524        1,128
  Canada                                                           2,325         1,712          1,207          795
  China                                                            2,090         2,368            926        1,203
  Taiwan                                                             924           658            225          430
  Netherlands                                                        785         1,298            315          637
  Japan                                                              713           474            456          266
  Mexico                                                             351         1,035            199          607
  Other                                                            1,808         1,961            854        1,007
--------------------------------------------------------------------------------------------------------------------
Total                                                            $98,084       $96,397        $49,247      $49,778
=====================================================================================================================

8.  Goodwill

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001.

The provisions of SFAS 141 provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS 141 also required that upon adoption of SFAS 142 the Company reclassify the carrying amount of certain intangible assets.

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

The following table illustrates the effect on net income (loss) as if the Company had applied the fair value recognition provisions for the six and three months ended June 30, 2003 and 2002:


                                 Six Months ended      Three Months Ended
                                     June 30,                June 30,
---------------------------------------------------------------------------
                                 2003         2002        2003       2002
---------------------------------------------------------------------------
(unaudited)                                  (in thousands)
Net income (loss):
   As reported                  $5,278      $(3,065)     $2,874     $3,030
   Pro forma                    $5,072      $(3,291)     $2,771     $2,917
---------------------------------------------------------------------------


10.  New Accounting Pronouncements

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement sets forth various modifications to existing accounting guidance which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations and terminations to be accrued and recorded as liabilities in financial statements. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's consolidated results of operations and financial position.

In November 2002, the FASB released Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee for guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company's adoption of the interpretation and valuation of future guarantees had no material impact on the Company's consolidated results of operations and financial position. See Note 6 regarding disclosures about the Company's warranty costs.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this SFAS is not expected to have a material impact on the consolidated operations or financial condition of the Company.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. The adoption of this FIN is not expected to have a material impact on the consolidated operations or financial condition of the Company.

Item 2-- Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

GENERAL

Key Components, Inc. ("KCI"), the sole member of KCLLC, holds no other assets other than its investment in Key Components, LLC ("KCLLC") and has no operations. KCLLC is the holding company of wholly owned subsidiaries, which make up the Company's two operating business segments, its electrical components ("EC") business and mechanical engineered components business ("MEC"). Through its two businesses, the Company is a leading manufacturer of custom-engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where the Company believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. The EC business' product offerings include power conversion products, specialty electrical components and high-voltage utility switches. The product offerings of the MEC business consist of flexible shaft and remote valve control components, turbo-charger actuators and medium security lock products and accessories.

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


                                          Six months ended June 30,                    Three months ended June 30,
                                   ----------------------------------------       ---------------------------------------
                                          2003                2002                       2003                2002
                                   ------------------- --------------------       ------------------- -------------------
(In thousands)                                 % of                   % of                      % of                % of
                                                Net                    Net                        Net                Net
                                    Amount    Sales        Amount     Sales           Amount     Sales    Amount    Sales
                                   ----------------------------------------       ---------------------------------------
Net Sales                          $ 98,084     100.0%   $ 96,397      100.0%      $ 49,247     100.0% $ 49,778     100.0%

Cost of Goods Sold                   62,027      63.2      60,741       63.0         30,740      62.4    31,026      62.3
---------------------------------------------------------------------------------------------------------------------------
Gross Profit                         36,057      36.8      35,656       37.0         18,507      37.6    18,752      37.7

Selling, general and
administrative expenses              20,081      20.5      19,161       19.9         10,108      20.5     9,579      19.2
Other                                   444       0.5         350        0.4            227       0.5       240       0.5
---------------------------------------------------------------------------------------------------------------------------
Income from operations               15,532      15.8      16,145       16.7          8,172      16.6     8,933      17.9

Interest expense                      6,278       6.4       6,772        7.0          3,135       6.4     3,362       6.8
---------------------------------------------------------------------------------------------------------------------------
Income before provision for
income taxes and cumulative
effect in change of accounting        9,254       9.4       9,373        9.7          5,037      10.2     5,571      11.2
principle
Provision for income taxes            3,976       4.1       4,281        4.4          2,163       4.4     2,541       5.1
---------------------------------------------------------------------------------------------------------------------------
Income before change in
accounting principle                  5,278       5.4       5,092        5.3          2,874       5.8     3,030       6.1
Change in accounting principle,
net of taxes of $3,007                    -         -      (8,157)      (8.5)             -         -         -         -
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                  $  5,278       5.4%   $ (3,065)      (3.2%)     $  2,874       5.8% $  3,030       6.1%
===========================================================================================================================


A summary of the Company's segments is as follows:

Electrical Components
Business


                                            Six Months Ended June 30,                   Three Months Ended June 30,
                                   -------------------------------------------    ------------------------------------------
                                           2003                  2002                    2003                  2002
                                   -------------------------------------------    ------------------------------------------
                                                 % of                  % of                    % of                  % of
                                                  Net                   Net                     Net                   Net
                                     Amount      Sales     Amount      Sales       Amount      Sales      Amount     Sales
---------------------------------------------------------------------------------------------------------------------------
(In thousands)
---------------------------------------------------------------------------------------------------------------------------
Net Sales                            $58,633   100.0%      $62,966    100.0%       $29,187    100.0%     $32,734   100.0%
Cost of Sales                         35,647    60.8        39,742     63.1         17,436     59.7       20,470    62.5
---------------------------------------------------------------------------------------------------------------------------
Gross Profit                          22,986    39.2        23,224     36.9         11,751     40.3       12,264    37.5

Selling, general and
administrative expenses               13,215    22.5        13,281     21.1          6,516     22.3        6,715    20.5
---------------------------------------------------------------------------------------------------------------------------
Income from operations                $9,771    16.7%      $ 9,943     15.8%        $5,235     17.9%     $ 5,549    17.0%
===========================================================================================================================



Mechanical Engineered
Components Business


                                            Six Months Ended June 30,                     Three Months Ended June 30,
                                   -------------------------------------------     ------------------------------------------
                                           2003                  2002                    2003                  2002
                                   --------------------- ----------------------    --------------------- --------------------
                                                 % of                   % of                    % of                 % of
                                                  Net                    Net                     Net                 Net
                                     Amount      Sales     Amount      Sales       Amount      Sales      Amount     Sales
----------------------------------------------------------------------------------------------------------------------------
(In thousands)
----------------------------------------------------------------------------------------------------------------------------
Net Sales                           $39,451      100.0%    $33,431    100.0%       $20,060    100.0%     $17,044   100.0%
Cost of Sales                        26,380       66.9      20,999     62.8         13,304     66.3       10,556    61.9
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                         13,071       33.1      12,432     37.2          6,756     33.7        6,488    38.1

Selling, general and
administrative expenses               5,285       13.4       4,093     12.2          2,690     13.4        2,048    12.0
Other                                   444        1.1         350      1.0            227      1.1          240     1.4
----------------------------------------------------------------------------------------------------------------------------
Income from operations               $7,342       18.6%    $ 7,989     23.9%        $3,839     19.1%     $ 4,200    24.6%
============================================================================================================================


Six months ended June 30, 2003 compared to the Six months ended June 30, 2002


Net Sales: Net sales for the Six Months ended June 30, 2003 ("Six Months 2003") increased by approximately $1.7 million, or 1.8%, from net sales for the Six Months ended June 30, 2002 ("Six Months 2002"). This increase was the sum of the approximately $4.3 million, or 6.9%, decline in the net sales of the EC business and the approximately $6.0 million, or 18.0%, increase in net sales of the MEC business.

The approximately $4.3 million decline in net sales of the EC business for the Six Months 2003 as compared to the Six Months 2002 was driven by continuing soft economic conditions, which impacted the three product lines of the EC business. The Company's specialty electrical components group experienced a decline in net sales for the Six Months 2003 of approximately $1.1 million or 4.4%, as both industrial and recreational channels were soft compared to the Six Months 2002. The Company's power conversion product line was down approximately $1.6 million, or 5.6% for the Six Months 2003 as compared to the Six Months 2002 as its construction and industrial end markets remain soft. The Company's utility product line, which began to experience a decline in orders during the later half of the year ended December 31, 2002, resulting from utilities reducing spending on new and replacement infrastructure projects continued to experience this trend as net sales for the Six Months 2003 were below the Six Months 2002 by approximately $1.6 million or 17.5%.

The approximately $6.0 million increase in net sales of the MEC business for the Six Months 2003 as compared to the Six Months 2002 was driven by increased sales of the flexible shaft and the turbocharger product lines. Net sales of the flexible shaft product line increased by approximately $2.8 million, or 27.3%, for the Six Months 2003 as compared to the Six Months 2002. This increase was driven by new product introductions as well as the acquisition of the mechanical components business of Arens Controls, LLC ("Arens Controls"). The Company completed this acquisition on March 3, 2003 (See Liquidity and Capital Resources), which increased net sales of the flexible shaft product line by approximately $2.3 million for the Six Months 2003 as compared to the Six Months 2002. Net sales of the turbocharger components product line increased by approximately $5.2 million, or 42.9%, for the Six Months 2003 as compared to the Six Months 2002. This increase was driven primarily by a new product introduction. The net sales of the lock product line declined by approximately $2.0 million, or 17.7%, driven by continued softness in their end markets as well as a fire, at its Massachusetts facility, which closed production for the last week in May 2003 and impacted order fulfillment in June.

Gross Profit: Gross profit increased by approximately $401,000, or 1.1%, for Six Months 2003 as compared to Six Months 2002, resulting from the sum of the approximately $238,000, or 1.0%, decline in the gross profit of the EC business and the approximately $639,000, or 5.1%, increase in gross profit of the MEC business for the Six Months 2003.

The approximately $238,000, or 1.0% decline in gross profit of the EC business for the Six Months 2003 as compared to the Six Months 2002 resulted primarily from the loss of net sales during the Six Months 2003, mostly offset by changes in product mix as well as productivity improvement flow-through which improved gross margin for the Six Months 2003 as compared to the Six Months 2002.

The approximately $639,000, or 5.1%, increase in gross profit of the MEC business for Six Months 2003 as compared to Six Months 2002 was driven by volume increases of the flexible shaft and turbocharger components product lines offset by the volume decline of the lock product line. In addition, the gross profit of the flexible shaft product line did not grow in line with its net sales growth as its results were negatively impacted by a change in the product mix sold as compared to the Six Months 2002. Further, the acquisition of the mechanical components product line of Arens Controls negatively impacted the gross margin of the flexible shaft product line as the Company is currently working under an interim operating agreement with the seller until that product line has been fully integrated into the Company's Binghamton, New York facility, which is not anticipated to occur until October 2003 (See Liquidity and Capital Resources). While sales of the flexible shaft product line increased by approximately $2.8 million for the Six Months 2003 as compared to the Six Months 2002, gross profit only increased by approximately $410,000. The increase in gross profit for the Six Months 2003 as compared to the Six Months 2002 resulting from the turbocharger components product line was approximately $1.7 million, or 39.7%. The lock product line experienced a decline in gross profit of approximately $1.5 million, or 42.2%, resulting from lower revenues as well as the impact of the fire in May 2003.

The gross profit, as a percentage of net sales ("GP percentage"), for the EC business increased by approximately 2.3% for the Six Months 2003 as compared to the Six Months 2002. For the MEC business, the GP percentage declined by approximately 4.1% during the Six Months 2003 as compared to the Six Months 2002. The change in GP percentage for the EC business is the result of a change in product mix and the productivity gains as described above. The change in GP percentage for the MEC business is primarily related to the impact of the acquisition of the mechanical components product line of Arens Controls, as well as the volume and margin decline of the lock product line, as described above.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses increased approximately $920,000, or 4.8%, for the Six Months 2003 as compared to the Six Months 2002. As a percentage of net sales, SG&A increased to 20.5% for the Six Months 2003 from 19.9% of net sales for the Six Months 2002. SG&A of the EC business decreased by approximately $66,000, or 0.5%, for the Six Months 2003 as compared to the Six Months 2002 and as a percentage of net sales, increased approximately 1.4%. SG&A of the MEC business increased by approximately $1.2 million, or 29.1%, for the Six Months 2003 as compared to the Six Months 2002 and increased as a percentage of net sales by approximately 1.2%.

The increase in SG&A expenses for the Six Months 2003 as compared to the Six Months 2002 is primarily related to the increase in SG&A of the MEC business. The increase in SG&A of the MEC business is primarily the result of the Company operating under an interim operating agreement relating to the acquisition of the mechanical components product line of Arens Controls, which was completed on March 3, 2003 (see Liquidity and Capital Resources). The Company will be operating under the interim operating agreement with the seller until that product line has been integrated into the Company's Binghamton, New York facility, which is not expected to occur until October 2003. In addition, higher compensation costs drove the increase in SG&A of the turbocharger product line, as a result of the growth in the operating performance of that product line during the Six Months 2003 as compared to the Six Months 2002, as well as additional staffing requirements related to getting its new operation in China ready to start production. The lock product line had an increase in SG&A resulting from the increased costs of operating its Mexico production facility as compared to the Six Months 2002. Commission and freight expense related to a change in product sales mix drove the increase in SG&A for the EC business for the Six Months 2003 as compared to the Six Months 2002. Higher insurance costs for the Six Months 2003 as compared to the Six Months 2002 also impacted the SG&A of the businesses.

Other Expenses: Other expenses increased by approximately $94,000 for the Six Months 2003 as compared to the Six Months 2002. The increase is related to the expenses incurred in moving manufacturing to the new lock production facility in Mexico as well as start up expenses related to establishing a production facility in China.

Income from Operations: The decline in income from operations of approximately $613,000, or 3.8%, for the Six Months 2003 as compared to the Six Months 2002, resulted from the increase in gross profit of approximately $401,000, offset by the increases in SG&A expenses of approximately $920,000 and other expenses of approximately $94,000.

Interest Expense: Interest expense decreased by approximately $494,000, or 7.3%, during the Six Months 2003 as compared to the Six Months 2002. This decrease is primarily due to lower levels of outstanding borrowings during the Six Months 2003 as compared to the Six Months 2002.

Provision for Income Taxes: The provision for income taxes decreased by approximately $305,000, or 7.1%, for the Six Months 2003 as compared to the Six Months 2002. The Company's effective tax rate on income before provision for income taxes and cumulative effect of change in accounting principle for the Six Months 2003 was approximately 43.0%. The effective rate on income before provision for income taxes and cumulative effect of change in accounting principle for the Six Months 2002 was approximately 45.7%. The decline in the effective rate from the Six Months 2002 to the Six Months 2003 was primarily driven by the Company's foreign tax credits.

Income before cumulative effect in change in accounting principle: Income before cumulative effect in change in accounting principle increased by approximately $186,000, or 3.7%, during the Six Months 2003 as compared to the Six Months 2002. The increase resulted from the decrease in income from operations of approximately $613,000 offset by the declines in interest expense and provision for taxes of approximately $494,000 and $305,000, respectively, due to the factors discussed above.

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

Net Income (loss): Net income (loss) increased by approximately $8.3 million for the Six Months 2003, from a net loss of approximately $3.1 million for the Six Months 2002 to a net income of approximately $5.3 million for the Six Months 2003. Income before cumulative effect in change in accounting principle increased by approximately $186,000, as described above. The remainder of the approximately $8.2 million increase in net income for the Six Months 2003 as compared to the Six Months 2002 resulted from the Company's cumulative effect in change of accounting principle recorded during 2002.

Three months ended June 30, 2003 compared to the three months ended June 30,
2002

Net Sales: Net sales for the three months ended June 30, 2003 ("Quarter 2003") declined by approximately $531,000, or 1.1%, from net sales for the three months ended June 30, 2002 ("Quarter 2002"). This decline was the sum of the approximately $3.5 million, or 10.8%, decline in the net sales of the EC business and the approximately $3.0 million, or 17.7%, increase in net sales of the MEC business.

The approximately $3.5 million decline in net sales of the EC business for the Quarter 2003 as compared to the Quarter 2002 was driven by continuing soft economic conditions, which impacted the three product lines of the EC business. The Company's specialty electrical components group experienced a decline in net sales for the Quarter 2003 of approximately $1.1 million or 8.4%, as both industrial and recreational channels were soft compared to the Quarter 2002. The Company's power conversion product line was down approximately $1.8 million, or 12.0% for the Quarter 2003 as compared to the Quarter 2002 as its construction and industrial end markets remain soft. The Company's utility product line, which began to experience a decline in orders during the later half of the year ended December 31, 2002, resulting from utilities reducing spending on new and replacement infrastructure projects, continued to experience this trend as net sales for the Quarter 2003 were below the Quarter 2002 by approximately $693,000 or 14.0%.

The approximately $3.0 million increase in net sales of the MEC business for the Quarter 2003 as compared to the Quarter 2002 was driven by increased sales of the flexible shaft and the turbocharger product lines. Net sales of the flexible shaft product line increased by approximately $1.6 million, or 30.4%, for the Quarter 2003 as compared to the Quarter 2002. This increase was driven by new product introductions as well as the acquisition of the mechanical components business of Arens Controls. The Company completed this acquisition on March 3, 2003 (See Liquidity and Capital Resources), which increased net sales of the flexible shaft product line by approximately $1.8 million for the Quarter 2003 as compared to the Quarter 2002. Net sales of the turbocharger components product line increased by approximately $2.7 million, or 41.3%, for the Quarter 2003 as compared to the Quarter 2002. This increase was driven primarily by a new product introduction. The net sales of the lock product line declined by approximately $1.2 million or 22.7% resulting from continuing soft conditions in its end markets as well as a fire at its Massachusetts manufacturing facility, which closed production for the last week in May 2003 and impacted order fulfillment in June.

Gross Profit: Gross profit declined by approximately $245,000, or 1.3%, for Quarter 2003 as compared to Quarter 2002, resulting from the sum of the approximately $513,000, or 4.2%, decline in the gross profit of the EC business and the approximately $268,000, or 4.1%, increase in gross profit of the MEC business for the Quarter 2003.

The approximately $513,000, or 4.2% decline in gross profit of the EC business for the Quarter 2003 as compared to the Quarter 2002 resulted primarily from the loss of net sales during the Quarter 2003, mostly offset by changes in product mix as well as productivity improvement flow-through which improved gross margin for the Quarter 2003 as compared to the Quarter 2002.

The approximately $268,000, or 4.1%, increase in gross profit of the MEC business for Quarter 2003 as compared to Quarter 2002 was driven by volume increases of the flexible shaft and turbocharger components product lines offset by the volume decline of the lock product line. In addition, the gross profit of the flexible shaft product line did not grow in line with its net sales growth as its results were negatively impacted by a change in the product mix sold as compared to the Quarter 2002. Further, the acquisition of the mechanical components product line of Arens Controls negatively impacted the gross margin of the flexible shaft product line as the Company is currently working under an interim operating agreement with the seller until that product line has been fully integrated into the Company's Binghamton, New York facility, which is not anticipated to occur until October 2003 (See Liquidity and Capital Resources). While sales of the flexible shaft product line increased by approximately $1.6 million for the Quarter 2003 as compared to the Quarter 2002, gross profit only increased by approximately $301,000. The increase in gross profit for the Quarter 2003 as compared to the Quarter 2002 resulting from the turbocharger components product line was approximately $907,000, or 39.1%. The lock product line experienced a decline in gross profit of approximately $800,000, or 48.9%, resulting from lower revenues as well as the impact of the fire in May 2003.

The gross profit, as a percentage of net sales ("GP percentage"), for the EC business increased by approximately 2.8% for the Quarter 2003 as compared to the Quarter 2002. For the MEC business, the GP percentage declined by approximately 4.4% during the Quarter 2003 as compared to the Quarter 2002. The change in GP percentage for the EC business is the result of a change in product mix and the productivity gains as described above. The change in GP percentage for the MEC business is primarily related to the impact of the acquisition of the mechanical components product line of Arens Controls, as well as the volume and margin decline of the lock product line, as described above.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses increased approximately $529,000, or 5.5%, for the Quarter 2003 as compared to the Quarter 2002. As a percentage of net sales, SG&A increased to 20.5% for the Quarter 2003 from 19.2% of net sales for the Quarter 2002. SG&A of the EC business declined by approximately $199,000, or 3.0%, for the Quarter 2003 as compared to the Quarter 2002 and as a percentage of net sales, increased approximately 1.8%. SG&A of the MEC business increased by approximately $642,000, or 31.3%, for the Quarter 2003 as compared to the Quarter 2002 and increased as a percentage of net sales by approximately 1.4%.

The increase in SG&A expenses for the Quarter 2003 as compared to the Quarter 2002 is primarily related to the increase in SG&A of the MEC business. The increase in SG&A of the MEC business is primarily the result of the Company operating under an interim operating agreement relating to the acquisition of the mechanical components product line of Arens Controls, which was completed on March 3, 2003 (see Liquidity and Capital Resources). The Company will be operating under the interim operating agreement with the seller until that product line has been integrated into the Company's Binghamton, New York facility, which is not expected to occur until October 2003. In addition, higher compensation costs drove the increase in SG&A of the turbocharger product line, as a result of the growth in the operating performance of that product line during the Quarter 2003 as compared to the Quarter 2002 as well as additional staffing requirements related to getting its new operation in China ready to start production. Commission and freight expense related to a change in product sales mix drove the increase in SG&A as a percentage of sales for the EC business for the Quarter 2003 as compared to the Quarter 2002. Higher insurance costs for the Quarter 2003 as compared to the Quarter 2002 also impacted the SG&A of the businesses.

Other Expenses: Other expenses declined by approximately $13,000 for the Quarter 2003 as compared to the Quarter 2002. The other expenses represent non-benefit costs related to moving production to Mexico for the Company's lock product line as well as administrative startup expenses related to commencing a production facility in China.

Income from Operations: The decrease in income from operations of approximately $761,000, or 8.5%, for the Quarter 2003 as compared to the Quarter 2002, resulted from the sum of the decrease in gross profit of approximately $245,000, the increase in SG&A expenses of approximately $529,000 and decline in other expenses of approximately $13,000.

Interest Expense: Interest expense decreased by approximately $227,000, or 6.8%, during the Quarter 2003 as compared to the Quarter 2002. This decrease is primarily due to lower levels of outstanding borrowings during the Quarter 2003 as compared to the Quarter 2002.

Provision for Income Taxes: The provision for income taxes declined by approximately $378,000, or 14.9%, for the Quarter 2003 as compared to the Quarter 2002. The Company's effective tax rate on income before provision for income taxes for the Quarter 2003 was approximately 42.9%. The effective rate on income before provision for income taxes for the Quarter 2002 was approximately 45.6%. The decline in the effective rate from the Quarter 2002 to the Quarter 2003 was primarily driven by the Company's foreign tax credits.

Net Income: Net income decreased by approximately $156,000 for the Quarter 2003, from approximately $3.0 million for the Quarter 2002 to approximately $2.9 million for the Quarter 2002. This decline was the sum of the decline in income from operations of approximately $761,000, reduced by the declines in interest expense and provision for income taxes of approximately $227,000 and $378,000, respectively, as discussed above.

Liquidity and Capital Resources

The Company has historically generated funds from its operations and its working capital requirements generally have not materially fluctuated from quarter to quarter. The Company's other main sources of liquidity have historically been the Company's $80.0 million of uncollateralized 10.5% senior notes due 2008 and its outstanding credit facilities. The credit facility provides for a six-year $40.0 million revolving credit facility, which as a result of the amendment discussed below was reduced to $25.0 million through 2003, and a six-year $100.0 million term loan facility. The obligations under the credit agreement, governing the credit facilities are guaranteed by the Company's subsidiaries and KCI, is collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property. There were no amounts outstanding under the revolving credit facility at June 30, 2003. The term loan is payable in quarterly installments through September 2006. Both the term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate or the London interbank offered rate ("LIBOR") plus an applicable margin which will vary from 1.0% to 3.5% and require the payment of a commitment fee of 0.5% on the unused portion of the facility as well as quarterly commitment fees.

The credit facility also allows for up to $5.0 million of outstanding letters of credit. At June 30, 2003, the Company had one letter of credit outstanding for approximately $443,000. The letter of credit primarily relates to outstanding workman's compensation claims.

The credit agreement contains certain covenants and restrictions, which require the maintenance of financial ratios and restrict or limit dividends and other shareholder distributions, transactions with affiliates, capital expenditures, rental obligations and the incurrence of indebtedness.

In June 2002, the Company amended its credit agreement (the "Amendment") to provide for revised financial covenant ratios from September 30, 2002 through March 30, 2004 from the original covenant ratios stipulated in the credit agreement. The Company anticipated that certain of the original covenants, which became more stringent over the term of the agreement, would not be met due to the general decline in the economy. In addition, the Amendment revised the Company's applicable margin on borrowings, the maximum allowable capital expenditures through March 29, 2004 and reduced the amount allowed for permitted acquisitions (as defined in the credit agreement) from $15 million to $7.5 million through March 30, 2004. Concurrent with the Amendment, the Company voluntarily reduced the availability under its revolving credit facility by $15 million from $40 million to $25 million until March 30, 2004. At June 30, 2003, the Company was in compliance with the covenants of the credit agreement set forth in the Amendment.

The Company's remaining liquidity demands will be for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's senior notes require semiannual interest payments on the outstanding principal. The term loan requires quarterly principal payments. At June 30, 2003, the Company had prepaid its next principal payment. Principal payments required for the next 12 months will be approximately $11.6 million. Under the revolving credit facility and term loan, the Company has the option to lock in a specified interest rate by entering into a contract, for different periods, which cannot exceed 180 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. The Company's outstanding commitments for capital expenditures at June 30, 2003 were not material. The Company anticipates its capital expenditures for the year ended December 31, 2003 to be approximately $3.5 million. The expenditures are primarily needed to maintain its facilities, expand its production capacity for new product introduction as well as fund the Company's ongoing plan to expand foreign operations in order to take advantage of profitable market opportunities. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility.

KCI has no operations and is dependent on KCLLC for financial resources in the form of capital distributions to meet its obligations. KCI obligations include the liquidation preferences of $107.0 million for its preferred stock plus any dividends payable in arrears (at June 30, 2003 there were approximately $3.4 million in cumulative dividends in arrears, payable in kind), which are redeemable for cash at the option of the holder after June 2, 2009, the requirement to purchase shares from its common shareholders under certain circumstances and its tax obligations. Repurchases of KCI Common Stock are made at fair market value as defined in KCI's shareholder agreement. At June 30, 2003 approximately 1.3 million KCI common shares plus potentially 192,000 shares covered by stock options were subject to repurchase by KCI. The ability of KCLLC to make such capital distributions will be limited by its available resources and is limited by restrictions of debt and other agreements. KCLLC reflects the tax obligations of KCI in its tax provision.

Cash flows provided by operating activities were approximately $10.5 million and $11.7 million for the Six Months 2003 and the Six Months 2002, respectively. The net decrease of approximately $1.2 million for the Six Months 2003 resulted primarily from the increase in use of cash by the operating assets of the business. For the Six Months 2003, the Company's working capital accounts (accounts receivable, inventory and accounts payable) used net cash of approximately $2.5 million as compared to the Six Months 2002, when the working capital accounts used net cash of approximately $582,000. The change in the cash provided by the working capital accounts is primarily the result of servicing the demand for new product introduction in certain product lines. In addition, as a result of relocating production to Mexico, inventory levels of the Company's lock product line slightly increased.

Cash flows used in investing activities were approximately $6.5 million and $943,000 for the Six Months 2003 and Six Months 2002, respectively. Capital expenditures for the Six Months 2003 and the Six Months 2002 were approximately $2.0 million and $1.3 million, respectively. The increase in capital expenditures from the Six Months 2002 to the Six Months 2003 was primarily related to new tooling and machinery to service demand related to new product introduction, add facility capacity for the product line acquisition of Arens Controls and expand foreign manufacturing operations. Proceeds from the assets held for sale was approximately $364,000 for the Six Months 2002, which was related to the sold electronics division of Acme Electric Corporation compared to none for the Six Months 2003.

On March 3, 2003, the Company acquired the mechanical components business of Arens Controls for a purchase price of approximately $4.5 million and assumed liabilities of approximately $642,000. The Company recorded the estimated excess purchase price over net assets acquired of approximately $2.0 million as goodwill. The value ascribed to the estimated excess purchase price over net assets acquired is preliminary and is subject to change. Other intangibles acquired in the transaction were not material. The product line, which manufactures push pull cable and related components, is being integrated into the Company's Binghamton, New York manufacturing facility. The Company borrowed $2.0 million on its revolving credit facility to partially finance this acquisition. The product line acquired has historical annual revenues of approximately $7.5 million.

Cash flows from financing activities used net cash of approximately $3.4 million and $12.0 million during the Six Months 2003 and the Six Months 2002, respectively. The net cash used by financing activities was driven primarily by repayment of debt of approximately $5.3 million and $12.0 million during the Six Months 2003 and the Six Months 2002, respectively. During the Six Months 2003, the Company borrowed $2.0 million under the Company's revolver to partially finance the acquisition of the mechanical components product line of Arens Controls. During the Six Months 2003, KCLLC distributed approximately $100,000 to its member, KCI, in order for KCI to repurchase common stock from a shareholder.

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

      Goodwill and other intangible assets: At June 30, 2003, the Company has recorded approximately $97.6 million in goodwill and other intangible assets related to acquisitions made in 2003 and prior years. The recoverability of these assets is subject to an impairment test based on the estimated fair value of the underlying businesses. These estimated fair values are determined using a valuation methodology that triangulates the discounted cash flows, market multiples and transactional multiples of the reporting units. Factors affecting these future cash flows include: the continued market acceptance of the products and services offered by the businesses; the development of new products and services by the businesses and the underlying cost of development; the future cost structure of the businesses; and future technological changes.

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

Backlog

The Company's backlog of orders as of June 30, 2003, was approximately $23.7 million. The Company includes in its backlog only accepted purchase orders. However, backlog is not necessarily indicative of future sales. In addition, purchase orders can generally be cancelled at any time without penalty.

New Accounting Pronouncements
In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement sets forth various modifications to existing accounting guidance which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations and terminations to be accrued and recorded as liabilities in financial statements. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of the SFAS did not have a material effect on the Company's consolidated results of operations and financial position.

In November 2002, the FASB released Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee for guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company's adoption of the interpretation and valuation of future guarantees had no material impact on the Company's consolidated results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS 148 amends SFAS No.123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation prescribed by SFAS 123. SFAS 148 also amends the disclosure provisions of SFAS 123 to require disclosure in both annual and interim financial statements about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The amendment relating to the additional disclosure requirements in the interim financial statements are effective for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the operations or cash flows of the Company. However, additional disclosures have been incorporated into the Company's interim consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this SFAS is not expected to have a material impact on the consolidated operations or financial condition of the Company.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. The adoption of this FIN is not expected to have a material impact on the consolidated operations or financial condition of the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's primary exposure to market risk is related to the variability in interest rates associated with the $59.7 million outstanding under its term loan and with any amounts outstanding under its $25 million revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the agreement. Principally all of the borrowings under the term loan are locked in at approximately 4.18% until August 27, 2003, when the underlying LIBOR contract is up for renewal. At June 30, 2003, the Company had no amounts outstanding under its line of credit and was one payment ahead of schedule on its term debt. A 1% change in the interest rate for the Company's credit facilities in place at December 31, 2002 would have resulted in a change in the Company's annual interest expense of approximately $736,000. The senior notes bear a fixed rate of interest and therefore are not subject to market risk. The Company does not hold derivative financial instruments or believe that material imbedded derivatives exist within its contracts.

As the Company has operations outside the United States of America, it is subject to foreign currency exchange risk. To date those risks have not had a material impact on the Company's results of operations or financial position.

Item 4. Controls and Procedures

The management of KCLLC carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, KCLLC's Chief Executive Officer and Chief Financial Officer concluded that KCLLC's disclosure controls and procedures were effective to ensure that information required to be disclosed by KCLLC in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in KCLLC's internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, KCLLC's internal control over financial reporting.

The management of Key Components Finance Corp. ("Finance Corp.") carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, Finance Corp.'s Chief Executive Officer and Chief Financial Officer concluded that Finance Corp.'s disclosure controls and procedures were effective to ensure that information required to be disclosed by Finance Corp. in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in Finance Corp.'s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Finance Corp.'s internal control over financial reporting.

Part II - Other Information

Item 6 -- Exhibits and Reports on Form 8-K

              (a) Exhibits

       Exhibit Number   Exhibit Description
       --------------   -------------------

            31.1        Rule 13a-14(a)/15d-14(a) Certifications of KCLLC
            31.2        Rule 13a-14(a)/15d-14(a) Certifications of Finance Corp.

            32          Section 1350 Certifications of KCLLC and Finance Corp.


         (b) Reports on Form 8-K

        During the quarter ended June 30, 2003, KCLLC and Finance Corp. filed or furnished the following current reports on Form 8-K with the Securities and Exchange Commission:

        Current report on Form 8-K, dated May 14, 2003, was furnished on May 15, 2003. The items reported were:

o Item 7 - Financial Statements and Exhibits, which identified the exhibit furnished with the Form 8-K; and

o Item 9 - Regulation FD Disclosure, which reported the issuance of a press release announcing KCLLC's financial results for the quarter ended March 31, 2003.

        Current report on Form 8-K, dated May 14, 2003, was furnished on May 15, 2003. The item reported was:

o Item 9 - Regulation FD Disclosure, which furnished the Section 906 certification that accompanied KCLLC's and Finance Corp.'s quarterly report on Form 10-Q for the quarter ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              KEY COMPONENTS, LLC
                                     ------------------------------------------

Date: August 14, 2003                By: /s/Clay B. Lifflander
                                        ----------------------
                                           Clay B. Lifflander
                                           Chief Executive Officer


Date: August 14, 2003                By:  /s/ Robert B. Kay
                                        --------------------
                                           Robert B. Kay
                                           President


Date: August 14, 2003                By: /s/Keith A. McGowan
                                        --------------------
                                           Keith A. McGowan
                                           Chief Financial Officer


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KEY COMPONENTS FINANCE CORP.
                                     ------------------------------------------


Date: August 14, 2003                By: /s/ Clay B. Lifflander
                                        -----------------------
                                           Clay B. Lifflander
                                           Chief Executive Officer


Date: August 14, 2003                By:  /s/ Robert B. Kay
                                        --------------------
                                           Robert B. Kay
                                           President

Date: August 14, 2003                By: /s/ Keith A. McGowan
                                        ---------------------
                                           Keith A. McGowan
                                           Chief Financial Officer