Form 10-Q
period 2003-09-30
KEY COMPONENTS LLC
filed 2003-11-07
CIK 1065418

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------
                                   FORM 10-Q
(Mark One)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2003

                                       Or

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

                       Commission File Number 333-58675-01

                         KEY COMPONENTS FINANCE CORP. *
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                    14-1805946
    (State or Other Jurisdiction of            (IRS Employer Identification No.)
    Incorporation or Organization)

  200 White Plains Road, Tarrytown NY                        10591
  -----------------------------------                       -----
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

                                  / / Yes /x/ No

         As of November 7, 2003, all of the membership interests in Key Components, LLC were owned by Key Components, Inc., a privately held New York corporation. All of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

         *Key Components Finance Corp. meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format.

================================================================================

                               KEY COMPONENTS, LLC

                                 Form 10-Q Index

                               September 30, 2003

                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1.--  Consolidated Financial Statements (unaudited):

           Balance Sheets..................................................  2
           Statements of Operations........................................  3
           Statements of Member's Equity...................................  4
           Statements of Cash Flows........................................  5
           Notes to Consolidated Financial Statements......................  6

Item 2. -- Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 11

Item 3.--  Quantitative and Qualitative Disclosures about Market Risk...... 22

Item 4.--  Controls and Procedures......................................... 23


PART  II

Item 6.--  Exhibits and Reports on Form 8-K................................ 23

Signatures ................................................................ 24

                         PART I -- FINANCIAL INFORMATION

Item 1 -- Consolidated Financial Statements

                      KEY COMPONENTS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

---------------------------------------------------------------------------------------------------
                                                                  September 30,       December 31,
                                                                       2003                2002
--------------------------------------------------------------------------------------------------
Assets:                                                            (Unaudited)
Current
   Cash                                                              $5,046          $    2,879
   Accounts receivable, net of allowance for doubtful
    accounts of  $1,648 and $1,459 in 2003 and 2002,
     respectively                                                    25,405              21,447
  Inventories                                                        30,012              29,623
  Prepaid expenses and other current assets                           3,059               2,800
  Prepaid income taxes                                                    -               3,400
  Deferred income taxes                                               5,364               5,295
--------------------------------------------------------------------------------------------------
     Total current assets                                            68,886              65,444
Property, plant and equipment, net                                   24,292              23,883
Goodwill, net                                                        97,539              95,554
Deferred financing costs, net                                         3,645               4,364
Prepaid pension cost                                                  2,707               3,021
Other assets                                                            717                 448
--------------------------------------------------------------------------------------------------
     Total assets                                                  $197,786            $192,714
--------------------------------------------------------------------------------------------------

Liabilities and Member's Equity:
Current
  Current portion of long-term debt                                $ 11,646          $    7,225
  Accounts payable                                                   10,388               9,940
  Accrued compensation                                                4,762               4,098
  Accrued expenses                                                    8,642               7,087
  Accrued interest                                                    3,297                 713
--------------------------------------------------------------------------------------------------
     Total current liabilities                                       38,735              29,063

Long-term debt                                                      124,990             136,619
Accrued lease costs                                                     421                 469
Deferred income taxes                                                   540                 579
Other long-term liabilities                                             816                 940
--------------------------------------------------------------------------------------------------
     Total liabilities                                              165,502             167,670

Commitments and contingencies

Member's equity                                                      32,284              25,044
--------------------------------------------------------------------------------------------------
     Total liabilities and member's equity                         $197,786            $192,714
--------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited, in thousands)

                                                             Nine Months Ended                Three Months Ended
                                                                September 30,                   September 30,
                                                          -------------------------         ---------------------
                                                             2003          2002               2003         2002
 ----------------------------------------------------------------------------------------------------------------
 Net sales                                                  $147,396      $144,378          $49,312      $47,981
 Cost of goods sold                                           93,827        90,275           31,800       29,534
 ----------------------------------------------------------------------------------------------------------------
            Gross profit                                      53,569        54,103           17,512       18,447

 Selling, general and administrative expenses                 30,562        28,833           10,481        9,672
 Other                                                         1,009           803              565          453
 ----------------------------------------------------------------------------------------------------------------
            Income from operations                            21,998        24,467            6,466        8,322
 Interest expense                                             (9,349)      (10,083)          (3,071)      (3,311)
 ----------------------------------------------------------------------------------------------------------------
 Income before provision for income taxes and
   cumulative effect of change in accounting
   principle                                                  12,649        14,384            3,395        5,011
 Provision for income taxes                                    5,309         6,341            1,333        2,060
 ----------------------------------------------------------------------------------------------------------------
 Income before cumulative effect in change in
    accounting principle                                       7,340         8,043            2,062        2,951
 Cumulative effect in change of accounting
    principle, net of taxes of $3,007                              -        (8,157)               -            -
 ----------------------------------------------------------------------------------------------------------------
                  Net income (loss)                         $  7,340      $   (114)          $2,062       $2,951
 ----------------------------------------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
                                 (In thousands)


                                                 For the Nine Months        For the Year
                                                 Ended September 30,      Ended December 31,
                                                      2003                     2002
--------------------------------------------------------------------------------------------
                                                   (Unaudited)
Member's Equity, beginning of period                 $25,044                 $31,675

Net income (loss)                                      7,340                  (6,631)
Member withdrawals                                      (100)                      -


--------------------------------------------------------------------------------------------
Member's Equity, end of period                       $32,284                 $25,044
--------------------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)



For the Nine Months Ended September 30,                                2003                 2002
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                                 $ 7,340          $      (114)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Cumulative effect of change in accounting principle                  -                8,157
        Depreciation and amortization                                    3,530                3,754
        Amortization of deferred finance costs                             719                  665
             Writedown of deferred finance costs                             -                  145
             Provision for bad debts                                       203                  306
        Deferred taxes                                                      (2)                  60
        Changes in operating assets and liabilities:
            Accounts receivable                                         (3,247)                 516
            Inventories                                                    368                  813
            Prepaid expenses and other assets                            3,527                2,324
            Accounts payable                                               183                 (728)
            Accrued expenses                                             3,991                1,095
--------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                     16,612               16,993
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Business acquisition                                               (4,548)                   -
     Capital expenditures                                               (2,589)              (2,100)
     Proceeds from assets held for sale                                      -                  364
--------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                         (7,137)              (1,736)
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Payments of long-term debt and capital lease obligations           (9,208)             (15,331)
     Proceeds from debt issued                                           2,000                    -
     Member withdrawals                                                   (100)                   -
--------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                          (7,308)             (15,331)
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     2,167                  (74)
Cash and cash equivalents, beginning of period                           2,879                5,080
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                               $ 5,046          $     5,006
--------------------------------------------------------------------------------------------------------


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



2. Acquisitions and Dispositions

Arens Controls, LLC

On March 3, 2003, the Company acquired the mechanical components business of Arens Controls, LLC for a purchase price of approximately $4.5 million and assumed liabilities of approximately $642,000. The Company recorded the estimated excess purchase price over net assets acquired of approximately $2.0 million as goodwill. Other intangibles acquired in the transaction were not significant. The product line, which manufactures mechanical push-pull control solutions, will be fully integrated into the Company's Binghamton, New York manufacturing facility by the end of November, 2003. The Company borrowed $2.0 million on its revolving credit facility to partially finance this acquisition. The product line acquired has historical annual revenues of approximately $7.5 million (unaudited).

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

3.   Inventories

Inventories consist of the following:


(In thousands)                      September 30,        December 31,
                                         2003                2002
----------------------------------------------------------------------------
                                     (unaudited)

Raw materials                          $16,555             $14,342
Work-in-process                          7,749               7,734
Finished goods                           5,708               7,547
----------------------------------------------------------------------------
  Total inventory                      $30,012             $29,623
----------------------------------------------------------------------------



4. Provision for Income Taxes

For the nine months and three months ended September 30, 2003 and 2002, the Company's provision for income taxes primarily relates to the federal and state income taxes of its sole member, KCI. Deferred income taxes have been recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. Valuation allowances are recorded when necessary to reduce deferred tax assets to expected realizable amounts.

5. Member Withdrawals

During the nine months ended September 30, 2003, KCLLC distributed approximately $100,000 to its member, KCI, which used the funds to repurchase common stock from a KCI shareholder.

6. Warranty Costs

The Company records a liability for its expected claims under existing product warranty policies. The accrual is based on the Company's historical warranty experience. For the nine months ended September 30, 2003 and 2002, the Company's warranty accrual changed as follows:

Nine Months ended September 30,                  2003             2002
-----------------------------------------------------------------------
(In thousands-unaudited)
Balance, beginning of period                    $ 985             $821
Additions                                         123               94
Charges                                             -                -
-----------------------------------------------------------------------
Balance, end of period                         $1,108             $915
-----------------------------------------------------------------------

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


The Company evaluates its operating segments' performance and allocates resources among them based on profit or loss from operations before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is not based on accounting principles generally accepted in the United States of America, but is the performance measure used by Company management to analyze and monitor the Company and is commonly used by investors and financial analysts to compare and analyze companies. Corporate overhead expenses are not allocated to the segments. In computation of all the financial maintenance covenants under the Company's credit facility, the Company is allowed to adjust EBITDA for certain charges as defined in the agreement. Segment information is as follows:


---------------------------------------------------------------------------------------------
(In thousands)                                                   Mechanical
                                                 Electrical      Engineered
                                                 Components      Components         Total
---------------------------------------------------------------------------------------------
Nine months ended September 30, 2003:
   Net sales to external customers               $   88,507     $   58,889       $ 147,396
   Intersegment net sales                                 -             53              53
   Segment profit - EBITDA                           16,695         11,559          28,254
   Segment assets                                   105,865         84,508         190,373
   Goodwill                                          59,192         38,347          97,539
   Depreciation and amortization                      1,872          1,635           3,507

---------------------------------------------------------------------------------------------
Nine months ended September 30, 2002:
   Net sales to external customers               $   93,953     $   50,425       $ 144,378
   Intersegment net sales                                 -            105             105
   Segment profit - EBITDA                           17,312         13,455          30,767
   Segment assets                                   112,145         87,695         199,840
   Goodwill                                          59,192         48,711         107,903
   Depreciation and amortization                      1,924          1,811           3,735

---------------------------------------------------------------------------------------------
Three months ended September 30, 2003:
   Net sales to external customers               $   29,874     $   19,438       $  49,312
   Intersegment net sales                                 -             19              19
   Segment profit - EBITDA                            5,674          3,108           8,782
   Segment assets                                   105,865         84,508         190,373
   Goodwill                                          59,192         38,347          97,539
   Depreciation and amortization                        622            526           1,148

---------------------------------------------------------------------------------------------
Three months ended September 30, 2002:
   Net sales to external customers               $   30,987     $   16,994       $  47,981
   Intersegment net sales                                 -             30              30
   Segment profit - EBITDA                            6,079          4,253          10,332
   Segment assets                                   112,145         87,695         199,840
   Goodwill                                          59,192         48,711         107,903
   Depreciation and amortization                        634            597           1,231
---------------------------------------------------------------------------------------------

Reconciliation of Selected Segment Information to the Company's Consolidated
Totals:

(In thousands)                                                 Nine Months Ended              Three Months Ended
                                                                 September 30,                  September 30,
----------------------------------------------------------------------------------------------------------------------
                                                               2003         2002             2003          2002
----------------------------------------------------------------------------------------------------------------------
Profit or loss:
  Total profit from reportable segments- EBITDA                $28,254       $30,767         $8,782        $10,332
  Reconciling items:
     Corporate expenses                                         (2,719)      (2,543)         (1,157)          (774)
     Depreciation and amortization                              (3,537)      (3,757)         (1,159)        (1,236)
     Interest expense                                           (9,349)     (10,083)         (3,071)        (3,311)
----------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes and cumulative
   effect of change in accounting principle                    $12,649      $14,384          $3,395         $5,011
----------------------------------------------------------------------------------------------------------------------





(In thousands)                                             September 30,   December 31,
                                                              2003            2002
-----------------------------------------------------------------------------------------
Assets:
   Total assets for reportable segments                     $190,373         $199,840
   Corporate assets                                            7,413            7,754

-----------------------------------------------------------------------------------------
 Total consolidated assets                                  $197,786         $207,594
-----------------------------------------------------------------------------------------









-------------------------------------------------------------------------------------------------------
(In thousands)                                     Nine Months Ended              Three Months Ended
                                                    September 30,                   September 30,
-------------------------------------------------------------------------------------------------------
                                                   2003            2002            2003           2002
-------------------------------------------------------------------------------------------------------
Geographical Sales Information:
  United States                                   $128,978     $126,476         42,705     $41,665
  England                                            4,491        3,331          1,676       1,261
  Canada                                             3,252        2,664            927         952
  China                                              3,357        3,759          1,267       1,261
  Taiwan                                             2,026        1,146          1,102         488
  Netherlands                                        1,387        1,725            602         427
  Japan                                              1,064          790            351         316
  Mexico                                               426        1,273             75         238
  Other                                              2,415        3,214            607       1,373
-------------------------------------------------------------------------------------------------------
Total                                             $147,396     $144,378        $49,312     $47,981
-------------------------------------------------------------------------------------------------------





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

The following table illustrates the effect on net income (loss) as if the Company had applied the fair value recognition provisions for the nine and three months ended September 30, 2003 and 2002:



                                       Nine Months ended              Three Months Ended
                                         September 30,                   September 30,
--------------------------------------------------------------------------------------------
                                       2003         2002               2003        2002
--------------------------------------------------------------------------------------------
(unaudited)                                            (in thousands)
Net income (loss):
   As reported                     $   7,340       $  (114)          $   2,062     $ 2,951
   Pro forma                       $   7,031       $  (453)          $   1,959     $ 2,837
--------------------------------------------------------------------------------------------

10.  Amendment to Credit Agreement

In October 2003, the Company consummated a second amendment (the "Second Amendment") to its credit agreement primarily to provide for relief from the financial covenant ratios under its amended credit agreement. The financial covenants stipulated in the Second Amendment provide for relief from the covenants as required under the amended credit agreement from September 30, 2003 until March 30, 2005 at which point the financial covenants return to the financial covenant requirements as described in the original agreement.

11.  New Accounting Pronouncements

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after December 15, 2003. The adoption of this FIN is not expected to have a material impact on the consolidated operations or financial condition of the Company.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this SFAS is not expected to have a material impact on the consolidated operations or financial condition of the Company.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

GENERAL

Key Components, Inc. ("KCI"), the sole member of KCLLC, holds no other assets other than its investment in Key Components, LLC ("KCLLC"), and has no operations. KCLLC is the holding company of wholly owned subsidiaries, which make up the Company's two operating business segments, its electrical components ("EC") business and mechanical engineered components business ("MEC"). Through its two businesses, the Company is a leading manufacturer of custom-engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where the Company believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. The EC business' product offerings include power conversion products, specialty electrical components and high-voltage utility switches. The product offerings of the MEC business consist of flexible shaft and remote valve control components, turbo-charger actuators and medium security lock products and accessories.

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


                                      Nine months ended September 30,                Three months ended September 30,
                                  -----------------------------------------       ---------------------------------------
                                         2003                 2002                         2003                2002
                                  -----------------------------------------       ---------------------------------------
(In thousands)                                 % of                 % of                       % of                % of
                                                Net                  Net                        Net                Net
                                    Amount     Sales     Amount     Sales           Amount     Sales    Amount    Sales
                                  -----------------------------------------       ---------------------------------------
Net Sales                          $147,396    100.0%   $144,378    100.0%          $49,312   100.0%   $47,981    100.0%

Cost of Goods Sold                   93,827      63.7     90,275      62.5           31,800     64.5    29,534      61.6
-------------------------------------------------------------------------------------------------------------------------
Gross Profit                         53,569      36.3     54,103      37.5           17,512     35.5    18,447      38.4

Selling, general and
administrative expenses              30,562      20.7     28,833      20.0           10,481     21.3     9,672      20.2
Other                                 1,009       0.7        803       0.6              565      1.1       453       0.9
-------------------------------------------------------------------------------------------------------------------------
Income from operations               21,998      14.9     24,467      16.9            6,466     13.1     8,322      17.3
Interest expense                      9,349       6.3     10,083       7.0            3,071      6.2     3,311       6.9
-------------------------------------------------------------------------------------------------------------------------
Income before provision for
income taxes and cumulative
effect in change of accounting
principle                            12,649       8.6     14,384      10.0            3,395      6.9     5,011      10.4
Provision for income taxes            5,309       3.6      6,341       4.4            1,333      2.7     2,060       4.3
-------------------------------------------------------------------------------------------------------------------------
Income before change in
accounting principle                  7,340       5.0      8,043       5.6            2,062      4.2     2,951       6.2

Change in accounting principle,
net of taxes of $3,007                    -         -    (8,157)     (5.7)                -        -         -         -
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                    $7,340      5.0%  $   (114)     (0.1)%          $ 2,062     4.2%    $2,951      6.2%
-------------------------------------------------------------------------------------------------------------------------

A summary of the Company's segments is as follows:

Electrical Components Business


                                         Nine Months Ended September 30,             Three Months Ended September 30,
                                   -------------------------------------------- --------------------------------------------
                                           2003                  2002                    2003                  2002
                                   -------------------------------------------- --------------------------------------------
                                                 % of                   % of                   % of                  % of
                                                  Net                   Net                     Net                   Net
                                     Amount      Sales     Amount      Sales       Amount      Sales      Amount     Sales
----------------------------------------------------------------------------------------------------------------------------
(In thousands)
----------------------------------------------------------------------------------------------------------------------------
Net Sales                              $88,507   100.0%      $93,953    100.0%       $29,874    100.0%     $30,987   100.0%
Cost of Sales                           54,051     61.1       58,520      62.3        18,404      61.6      18,778     60.6
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                            34,456     38.9       35,433      37.7        11,470      38.4      12,209     39.4

Selling, general and
administrative expenses                 19,633     22.2       20,045      21.3         6,418      21.5       6,764     21.8
----------------------------------------------------------------------------------------------------------------------------
Income from operations                 $14,823    16.7%      $15,388     16.4%        $5,052     16.9%      $5,445    17.6%
----------------------------------------------------------------------------------------------------------------------------


Mechanical Engineered Components Business


                                            Nine Months Ended September 30,             Three Months Ended September 30,
                                   -------------------------------------------- --------------------------------------------
                                           2003                  2002                    2003                  2002
                                   -------------------------------------------- --------------------------------------------
                                                  % of                   % of                    % of                  % of
                                                  Net                     Net                     Net                   Net
                                       Amount    Sales       Amount      Sales       Amount      Sales      Amount     Sales
----------------------------------------------------------------------------------------------------------------------------
(In thousands)
----------------------------------------------------------------------------------------------------------------------------
Net Sales                              $58,889   100.0%      $50,425    100.0%       $19,438    100.0%     $16,994   100.0%
Cost of Sales                           39,776     67.5       31,755      63.0        13,396      68.9      10,756     63.3
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                            19,113     32.5       18,670      37.0         6,042      31.1       6,238     36.7

Selling, general and
administrative expenses                  8,180     13.9        6,222      12.3         2,895      14.9       2,129     12.5
Other                                    1,009      1.7          803       1.6           565       2.9         453      2.7
----------------------------------------------------------------------------------------------------------------------------
Income from operations                 $ 9,924    16.9%      $11,645     23.1%       $ 2,582     13.3%     $ 3,656    21.5%
----------------------------------------------------------------------------------------------------------------------------



Nine months ended September 30, 2003 compared to the Nine months ended September 30, 2002


Net Sales: Net sales for the nine months ended September 30, 2003 ("Nine Months 2003") increased by approximately $3.0 million, or 2.1%, from net sales for the nine months ended September 30, 2002 ("Nine Months 2002"). This increase was the sum of the approximately $5.4 million, or 5.8%, decline in the net sales of the EC business and the approximately $8.5 million, or 16.8%, increase in net sales of the MEC business.

The approximately $5.4 million decline in net sales of the EC business for the Nine Months 2003 as compared to the Nine Months 2002 was driven by continuing soft economic conditions, which impacted the three product lines of the EC business. The Company's specialty electrical components group experienced a decline in net sales for the Nine Months 2003 of approximately $1.2 million or 3.1%, as both industrial and recreational channels were soft compared to the Nine Months 2002. The Company's power conversion product line was down approximately $3.0 million, or 6.8% for the Nine Months 2003 as compared to the Nine Months 2002 as its construction, industrial and aerospace end markets remain soft. The Company's utility product line, which began to experience a decline in orders during the later half of the year ended December 31, 2002, resulting from utilities reducing spending on new and replacement infrastructure projects, continued to experience this trend as net sales for the Nine Months 2003 were below the Nine Months 2002 by approximately $1.3 million or 10.0%.

The approximately $8.5 million increase in net sales of the MEC business for the Nine Months 2003 as compared to the Nine Months 2002 was driven by increased sales of the flexible shaft and the turbocharger product lines. Net sales of the flexible shaft product line increased by approximately $4.6 million, or 31.9%, for the Nine Months 2003 as compared to the Nine Months 2002. This increase was driven by new product introductions as well as the acquisition of the mechanical components business of Arens Controls, LLC ("Arens Controls"). The Company completed this acquisition on March 3, 2003 (See Liquidity and Capital Resources), which increased net sales of the flexible shaft product line by approximately $3.9 million for the Nine Months 2003 as compared to the Nine Months 2002. Net sales of the turbocharger components product line increased by approximately $7.2 million, or 36.7%, for the Nine Months 2003 as compared to the Nine Months 2002. This increase was driven primarily by a new product introduction. The net sales of the lock product line declined by approximately $3.4 million, or 20.3%, driven by continued softness in their end markets as well as a fire, at its Massachusetts facility, which closed production for the last week in May 2003 and impacted order fulfillment in June.

Gross Profit: Gross profit declined by approximately $534,000, or 1.0%, for Nine Months 2003 as compared to Nine Months 2002, resulting from the sum of the approximately $977,000, or 2.8%, decline in the gross profit of the EC business and the approximately $443,000, or 2.4%, increase in gross profit of the MEC business for the Nine Months 2003.

The approximately $977,000, or 2.8% decline in gross profit of the EC business for the Nine Months 2003 as compared to the Nine Months 2002 resulted primarily from the loss of net sales during the Nine Months 2003, however, the loss of gross profit resulting from the lower revenues was reduced by changes in product mix as well as productivity improvement flow-through which improved gross margin for the Nine Months 2003 as compared to the Nine Months 2002.

The approximately $443,000, or 2.4%, increase in gross profit of the MEC business for Nine Months 2003 as compared to Nine Months 2002 was driven by volume increases of the flexible shaft and turbocharger components product lines offset by the volume decline of the lock product line. In addition, the gross profit of the flexible shaft product line did not grow in line with its net sales growth as its results were negatively impacted by a change in the product mix sold as compared to the Nine Months 2002. Further, the acquisition of the mechanical components product line of Arens Controls negatively impacted the gross margin of the flexible shaft product line as the Company is currently working under an interim operating agreement with the seller until that product line has been fully integrated into the Company's Binghamton, New York facility, which will be completed by the end of November 2003 (See Liquidity and Capital Resources). While sales of the flexible shaft product line increased by approximately $4.6 million for the Nine Months 2003 as compared to the Nine Months 2002, gross profit only increased by approximately $654,000. The increase in gross profit for the Nine Months 2003 as compared to the Nine Months 2002 resulting from the turbocharger components product line was approximately $2.4 million, or 35.8%. The lock product line experienced a decline in gross profit of approximately $2.6 million, or 52.6%, resulting from lower revenues, carrying a higher cost structure as it moves operations to Mexico, as well as the impact of the fire in May 2003.

The gross profit, as a percentage of net sales ("GP percentage"), for the EC business increased by approximately 1.2% for the Nine Months 2003 as compared to the Nine Months 2002. For the MEC business, the GP percentage declined by approximately 4.6% during the Nine Months 2003 as compared to the Nine Months 2002. The change in GP percentage for the EC business is the result of a change in product mix and the productivity gains as described above. The change in GP percentage for the MEC business is primarily related to the impact of the acquisition of the mechanical components product line of Arens Controls, as well as the margin decline of the lock product line, as described above.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses increased approximately $1.7 million, or 6.0%, for the Nine Months 2003 as compared to the Nine Months 2002. As a percentage of net sales, SG&A increased to 20.7% for the Nine Months 2003 from 20.0% of net sales for the Nine Months 2002. SG&A of the EC business decreased by approximately $412,000, or 2.1%, for the Nine Months 2003 as compared to the Nine Months 2002 and as a percentage of net sales, increased approximately 0.8%. SG&A of the MEC business increased by approximately $2.0 million, or 31.5%, for the Nine Months 2003 as compared to the Nine Months 2002 and increased as a percentage of net sales by approximately 1.6%.

The increase in SG&A expenses for the Nine Months 2003 as compared to the Nine Months 2002 is primarily related to the increase in SG&A of the MEC business. The increase in SG&A of the MEC business is primarily the result of the Company operating under an interim operating agreement relating to the acquisition of the mechanical components product line of Arens Controls, which was completed on March 3, 2003 (see Liquidity and Capital Resources). The Company will be operating under the interim operating agreement with the seller until that product line has been integrated into the Company's Binghamton, New York facility, which will be completed by the end of November 2003. Further this product line expensed approximately $188,000 of moving costs related to integrating the Arens Controls product line. In addition, higher compensation costs drove the increase in SG&A of the turbocharger product line, as a result of the growth in the operating performance of that product line during the Nine Months 2003 as compared to the Nine Months 2002, as well as additional staffing requirements related to getting its new operation in China ready to start production. The lock product line had an increase in SG&A resulting from the increased costs of operating its Mexico production facility as compared to the Nine Months 2002.

The decline in the SG&A of the EC business was driven by lower commission and compensation expenses, somewhat offset by unfavorable freight and commission mix related to the 2003 product sales. Higher insurance costs for the Nine Months 2003 as compared to the Nine Months 2002 also impacted the SG&A of both the MEC and EC business. Lastly, during the Nine Months 2003, the Company paid approximately $314,000 of professional fees related to an unsuccessful acquisition attempt.

Other Expenses: Other expenses increased by approximately $206,000 for the Nine Months 2003 as compared to the Nine Months 2002. The increase is related to the expenses incurred in moving manufacturing to the new lock production facility in Mexico as well as start up expenses related to establishing a production facility in China.

Income from Operations: The decline in income from operations of approximately $2.5 million, or 10.1%, for the Nine Months 2003 as compared to the Nine Months 2002, resulted from the increase in gross profit of approximately $534,000 coupled with the increases in SG&A expenses of approximately $1.7 million and other expenses of approximately $206,000.

Interest Expense: Interest expense decreased by approximately $734,000, or 7.3%, during the Nine Months 2003 as compared to the Nine Months 2002. This decrease is primarily due to lower levels of outstanding borrowings during the Nine Months 2003 as compared to the Nine Months 2002.

Provision for Income Taxes: The provision for income taxes decreased by approximately $1.0 million, or 16.3%, for the Nine Months 2003 as compared to the Nine Months 2002. The Company's effective tax rate on income before provision for income taxes and cumulative effect of change in accounting principle for the Nine Months 2003 was approximately 42.0%. The effective rate on income before provision for income taxes and cumulative effect of change in accounting principle for the Nine Months 2002 was approximately 44.1%. The decline in the effective rate from the Nine Months 2002 to the Nine Months 2003 was primarily driven by the Company's foreign tax credits.

Income before cumulative effect in change in accounting principle: Income before cumulative effect in change in accounting principle decreased by approximately $703,000, or 8.7%, during the Nine Months 2003 as compared to the Nine Months 2002. The decline resulted from the decrease in income from operations of approximately $2.5 million offset by the declines in interest expense and provision for taxes of approximately $734,000 and $1.0 million, respectively, due to the factors discussed above.

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

Net Income (loss): Net income (loss) increased by approximately $7.5 million for the Nine Months 2003, from a net loss of approximately $114,000 for the Nine Months 2002 to a net income of approximately $7.3 million for the Nine Months 2003. Income before cumulative effect in change in accounting principle decreased by approximately $703,000 as described above. This was offset by the approximately $8.2 million increase in net income for the Nine Months 2003 as compared to the Nine Months 2002 resulting from the Company's cumulative effect in change of accounting principle recorded during 2002.

Three months ended September 30, 2003 compared to the three months ended September 30, 2002


Net Sales: Net sales for the three months ended September 30, 2003 ("Quarter 2003") increased by approximately $1.3 million, or 2.8%, from net sales for the three months ended September 30, 2002 ("Quarter 2002"). This increase was the sum of the approximately $1.1 million, or 3.6%, decline in the net sales of the EC business and the approximately $2.4 million, or 14.4%, increase in net sales of the MEC business.

The approximately $1.1 million decline in net sales of the EC business for the Quarter 2003 as compared to the Quarter 2002 was driven by continuing soft economic conditions, primarily impacting the power conversion product line, which had a net sales decline of approximately $1.4 million, or 9.0% for the Quarter 2003 as compared to the Quarter 2002 as its construction, industrial and aerospace end markets remain soft. The Company's utility product line, which began to experience a decline in orders during the later half of the year ended December 31, 2002, resulting from utilities reducing spending on new and replacement infrastructure projects, experienced net sales growth for the Quarter 2003 over the Quarter 2002 of approximately $296,000 or 7.4% while the specialty electrical product line held its net sales in line with Quarter 2002.

The approximately $2.4 million increase in net sales of the MEC business for the Quarter 2003 as compared to the Quarter 2002 was driven by increased sales of the flexible shaft and the turbocharger product lines. Net sales of the flexible shaft product line increased by approximately $1.8 million, or 42.5%, for the Quarter 2003 as compared to the Quarter 2002. This increase was driven by new product introductions as well as the acquisition of the mechanical components business of Arens Controls. The Company completed this acquisition on March 3, 2003 (See Liquidity and Capital Resources), which increased net sales of the flexible shaft product line by approximately $1.6 million for the Quarter 2003 as compared to the Quarter 2002. Net sales of the turbocharger components product line increased by approximately $2.0 million, or 26.5%, for the Quarter 2003 as compared to the Quarter 2002. This increase was driven primarily by a new product introduction. The net sales of the lock product line declined by approximately $1.4 million or 25.7% resulting from continuing soft conditions in its end markets.

Gross Profit: Gross profit declined by approximately $935,000, or 5.1%, for Quarter 2003 as compared to Quarter 2002, resulting from the sum of the approximately $739,000, or 6.1%, decline in the gross profit of the EC business and the approximately $196,000, or 3.1%, decline in gross profit of the MEC business for the Quarter 2003.

The approximately $739,000, or 6.1% decline in gross profit of the EC business for the Quarter 2003 as compared to the Quarter 2002 resulted primarily from the lower net sales during the Quarter 2003, driven primarily by the results of the power conversion product line, which had a net sales decline of approximately $1.4 million, or 9.0% for the Quarter 2003 as compared to the Quarter 2002. In addition, gross profit was adversely affected related to the sales product mix of this product line.

The approximately $196,000, or 3.1%, decrease in gross profit of the MEC business for Quarter 2003 as compared to Quarter 2002 was primarily driven by volume and margin decline at the lock product line. The lock product line's gross profit declined approximately $1.2 million or 75.5%, resulting from cost structure increases related to carrying two production facilities as the Company continues its move of production to Mexico. In September 2003, in reaction to the poor performance of this product line, the Company changed the management team of this product line in an effort to solidify the product line's performance and to spearhead the completion of the move of production to Mexico. Increases in gross profit of the flexible shaft and turbocharger components product lines mostly offset the gross profit decline of the lock product line. However, the gross profit of the flexible shaft product line did not grow in line with its net sales growth as its results were negatively impacted by the interim operating agreement the Company is currently working under with the seller of the Arens Controls product line until that product line has been fully integrated into the Company's Binghamton, New York facility, which is will be completed by the end of November 2003 (See Liquidity and Capital Resources). While sales of the flexible shaft product line increased by approximately $1.8 million for the Quarter 2003 as compared to the Quarter 2002, gross profit only increased by approximately $244,000.

The gross profit, as a percentage of net sales ("GP percentage"), for the EC business declined approximately 1.0% for the Quarter 2003 as compared to the Quarter 2002. For the MEC business, the GP percentage declined by approximately 5.6% during the Quarter 2003 as compared to the Quarter 2002. The change in GP percentage for the EC business is the result of a change in product mix described above. The change in GP percentage for the MEC business is primarily related to the volume and margin decline of the lock product line, as described above.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses increased approximately $809,000, or 8.4%, for the Quarter 2003 as compared to the Quarter 2002. As a percentage of net sales, SG&A increased to 21.3% for the Quarter 2003 from 20.2% of net sales for the Quarter 2002. SG&A of the EC business declined by approximately $346,000, or 5.1%, for the Quarter 2003 as compared to the Quarter 2002 and as a percentage of net sales, decreased approximately 0.3%. SG&A of the MEC business increased by approximately $766,000, or 36.0%, for the Quarter 2003 as compared to the Quarter 2002 and increased as a percentage of net sales by approximately 2.4%.

The increase in SG&A expenses for the Quarter 2003 as compared to the Quarter 2002 is primarily related to the increase in SG&A of the MEC business. The increase in SG&A of the MEC business is primarily the result of the Company operating under an interim operating agreement relating to the acquisition of the mechanical components product line of Arens Controls, which was completed on March 3, 2003 (see Liquidity and Capital Resources). The Company will be operating under the interim operating agreement with the seller until that product line has been integrated into the Company's Binghamton, New York facility, which will be completed by the end of November 2003. In addition, this product line absorbed approximately $188,000 of travel costs related to moving this product line.

Higher compensation costs drove the increase in SG&A of the turbocharger product line, as a result of the growth in the operating performance of that product line during the Quarter 2003 as compared to the Quarter 2002 as well as additional staffing requirements related to getting its new operation in China ready to start production. Lower commission and compensation expenses drove a decline in the SG&A expenses of the EC business. In addition, during the Quarter 2003, the Company paid approximately $314,000 of professional fees related to an unsuccessful acquisition attempt.

Other Expenses: Other expenses increased by approximately $112,000 for the Quarter 2003 as compared to the Quarter 2002. The other expenses represent non-benefit costs related to moving production to Mexico for the Company's lock product line as well as expenses related to commencing a production facility in China.

Income from Operations: The decrease in income from operations of approximately $1.9 million, or 22.3%, for the Quarter 2003 as compared to the Quarter 2002, resulted from the sum of the decrease in gross profit of approximately $935,000, the increase in SG&A expenses of approximately $809,000 and increase in other expenses of approximately $112,000.

Interest Expense: Interest expense decreased by approximately $240,000, or 7.2%, during the Quarter 2003 as compared to the Quarter 2002. This decrease is primarily due to lower levels of outstanding borrowings during the Quarter 2003 as compared to the Quarter 2002.

Provision for Income Taxes: The provision for income taxes declined by approximately $727,000, or 35.3%, for the Quarter 2003 as compared to the Quarter 2002. The Company's effective tax rate on income before provision for income taxes for the Quarter 2003 was approximately 39.3%. The effective rate on income before provision for income taxes for the Quarter 2002 was approximately 41.1%. The decline in the effective rate from the Quarter 2002 to the Quarter 2003 was primarily driven by the Company's foreign tax credits as well as adjusting the Company's tax accrual related to returns filed for 2002.

Net Income: Net income decreased by approximately $889,000 for the Quarter 2003, from approximately $3.0 million for the Quarter 2002 to approximately $2.1 million for the Quarter 2003. This decline was the sum of the decline in income from operations of approximately $1.9 million, reduced by the declines in interest expense and provision for income taxes of approximately $240,000 and $727,000, respectively, as discussed above.

Liquidity and Capital Resources

The Company has historically generated funds from its operations and its working capital requirements generally have not materially fluctuated from quarter to quarter. The Company's other main sources of liquidity have historically been the Company's $80.0 million of uncollateralized 10.5% senior notes due 2008 and its outstanding credit facilities. The credit facility provides for a six-year $40.0 million revolving credit facility, which as a result of the amendment discussed below was reduced to $25.0 million through 2003, and a six-year $100.0 million term loan facility. The obligations under the credit agreement, governing the credit facilities are guaranteed by the Company's subsidiaries and KCI, is collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property. There were no amounts outstanding under the revolving credit facility at June 30, 2003. The term loan is payable in quarterly installments through September 2006. Both the term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate or the London interbank offered rate ("LIBOR") plus an applicable margin which will vary from 1.0% to 3.75% and require the payment of a commitment fee of ranging from 0.375 to 0.5% on the unused portion of the facility as well as quarterly commitment fees.

The credit facility also allows for up to $5.0 million of outstanding letters of credit. At September 30, 2003, the Company had two letters of credit outstanding for approximately $1.5 million. The letters of credit primarily relate to the Company's workman's compensation insurance programs.

The credit agreement contains certain covenants and restrictions, which require the maintenance of financial ratios and restrict or limit dividends and other shareholder distributions, transactions with affiliates, capital expenditures, rental obligations and the incurrence of indebtedness.

In September 2002, the Company amended its credit agreement (the "Amendment") to provide for revised financial covenant ratios from September 30, 2002 through March 30, 2004 from the original covenant ratios stipulated in the credit agreement. The Company anticipated that certain of the original covenants, which became more stringent over the term of the agreement, would not be met due to the general decline in the economy. In addition, the Amendment revised the Company's applicable margin on borrowings, the maximum allowable capital expenditures through March 29, 2004 and reduced the amount allowed for permitted acquisitions (as defined in the credit agreement) from $15 million to $7.5 million through March 30, 2004. Concurrent with the Amendment, the Company voluntarily reduced the availability under its revolving credit facility by $15 million from $40 million to $25 million until March 30, 2004.

As a result of the impact the domestic economy has had on the Company's business coupled with the performance of the lock product line as well as monies spent related to an unsuccessful acquisition attempt during the Quarter 2003, the Company realized that it would not be able to keep up with the required step down in the financial covenants that was to occur as of September 2003. As a result, the Company consummated a second amendment to its credit agreement (the "Second Amendment"). The financial covenants stipulated in the Second Amendment provide for relief from the covenants as required under the amended credit agreement from September 30, 2003 until March 30, 2005 at which point the financial covenants return to the financial covenant requirements as described in the original agreement. The Company is in compliance with the credit agreement, as amended.

The Company's remaining liquidity demands will be for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's senior notes require semiannual interest payments on the outstanding principal. The term loan requires quarterly principal payments. At September 30, 2003, the Company had prepaid its next principal payment. Principal payments required for the next 12 months will be approximately $11.6 million. Under the revolving credit facility and term loan, the Company has the option to lock in a specified interest rate by entering into a contract, for different periods, which cannot exceed 180 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. The Company's outstanding commitments for capital expenditures at September 30, 2003 were not material. The Company anticipates its capital expenditures for the year ended December 31, 2003 to be approximately $4.0 million. The expenditures are primarily needed to maintain its facilities, expand its production capacity for new product introduction as well as fund the Company's ongoing plan to expand foreign operations in order to take advantage of profitable market opportunities. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility.

KCI has no operations and is dependent on KCLLC for financial resources in the form of capital distributions to meet its obligations. KCI obligations include the liquidation preferences of $107.0 million for its preferred stock plus any dividends payable in arrears (at September 30, 2003 there were approximately $3.6 million in cumulative dividends in arrears, payable in kind), which are redeemable for cash at the option of the holder after June 2, 2009, the requirement to purchase shares from its common shareholders under certain circumstances and its tax obligations. Repurchases of KCI Common Stock are made at fair market value as defined in KCI's shareholder agreement. At September 30, 2003 approximately 1.3 million KCI common shares plus potentially 192,000 shares covered by stock options were subject to repurchase by KCI. The ability of KCLLC to make such capital distributions will be limited by its available resources and is limited by restrictions of debt and other agreements. KCLLC reflects the tax obligations of KCI in its tax provision.

Cash flows provided by operating activities were approximately $16.6 million and $17.0 million for the Nine Months 2003 and the Nine Months 2002, respectively. The net decrease of approximately $381,000 for the Nine Months 2003 resulted primarily from the decline in net income plus non- cash charges of approximately $1.2 million offset by the net increase in cash provided by the operating assets of the business. For the Nine Months 2003, Net income plus non-cash charges totaled approximately $11.8 million versus the Nine Months 2002 of approximately $13.0 million. The main driver between the two periods being the decline in income before cumulative effect in change in accounting principle of approximately $703,000, discussed above. The Company's primary working capital accounts (accounts receivable, inventory and accounts payable) used net cash of approximately $2.7 million as compared to the Nine Months 2002, when the working capital accounts provided net cash of approximately $601,000. The change in the cash provided by the working capital accounts is primarily the result of servicing the demand for new product introduction in certain product lines. In addition, as a result of relocating production to Mexico, inventory levels of the Company's lock product line slightly increased. The Company's prepaid expenses provided cash of approximately $3.5 million primarily related to the utilization of prior year tax overpayments to reduce current year estimated tax payments. Accrued expenses provided net cash of approximately $4.0 million for the Nine Months ended 2003 as compared to approximately $1.1 million for the Nine Months ended 2002. The primary difference being the timing of interest payments related to the LIBOR contracts underlying the Company's outstanding term debt.

Cash flows used in investing activities were approximately $7.1 million and $1.7 million for the Nine Months 2003 and Nine Months 2002, respectively. Capital expenditures for the Nine Months 2003 and the Nine Months 2002 were approximately $2.6 million and $2.1 million, respectively. The increase in capital expenditures from the Nine Months 2002 to the Nine Months 2003 was primarily related to new tooling and machinery to service demand related to new product introduction, add facility capacity for the product line acquisition of Arens Controls and expand foreign manufacturing operations. Proceeds from the assets held for sale was approximately $364,000 for the Nine Months 2002, which was related to the sold electronics division of Acme Electric Corporation compared to none for the Nine Months 2003.

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

Cash flows from financing activities used net cash of approximately $7.3 million and $15.3 million during the Nine Months 2003 and the Nine Months 2002, respectively. The net cash used by financing activities was driven primarily by repayment of debt of approximately $9.2 million and $15.3 million during the Nine Months 2003 and the Nine Months 2002, respectively. During the Nine Months 2003, the Company borrowed $2.0 million under the Company's revolver to partially finance the acquisition of the mechanical components product line of Arens Controls. During the Nine Months 2003, KCLLC distributed approximately $100,000 to its member, KCI, in order for KCI to repurchase common stock from a shareholder.

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

      Goodwill and other intangible assets: At September 30, 2003, the Company has recorded approximately $97.5 million in goodwill and other intangible assets related to acquisitions made in 2003 and prior years. The recoverability of these assets is subject to an impairment test based on the estimated fair value of the underlying businesses. These estimated fair values are determined using a valuation methodology that triangulates the discounted cash flows, market multiples and transactional multiples of the reporting units. Factors affecting these future cash flows include: the continued market acceptance of the products and services offered by the businesses; the development of new products and services by the businesses and the underlying cost of development; the future cost structure of the businesses; and future technological changes.

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

Backlog

The Company's backlog of orders as of September 30, 2003, was approximately $27.6 million. The Company includes in its backlog only accepted purchase orders. However, backlog is not necessarily indicative of future sales. In addition, purchase orders can generally be cancelled at any time without penalty.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after December 15, 2003. The adoption of this FIN is not expected to have a material impact on the consolidated operations or financial condition of the Company.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this SFAS is not expected to have a material impact on the consolidated operations or financial condition of the Company.


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk


The Company's primary exposure to market risk is related to the variability in interest rates associated with the $55.9 million outstanding under its term loan and with any amounts outstanding under its $25 million revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the agreement. Principally all of the borrowings under the term loan are locked in at approximately 4.18% until January 2004, when the underlying LIBOR contract is up for renewal. At September 30, 2003, the Company had no amounts outstanding under its line of credit and was one payment ahead of schedule on its term debt. A 1% change in the interest rate for the Company's credit facilities in place at December 31, 2002 would have resulted in a change in the Company's annual interest expense of approximately $736,000. The senior notes bear a fixed rate of interest and therefore are not subject to market risk. The Company does not hold derivative financial instruments or believe that material imbedded derivatives exist within its contracts.


As the Company has operations outside the United States of America, it is subject to foreign currency exchange risk. To date those risks have not had a material impact on the Company's results of operations or financial position.


Item 4. Controls and Procedures

The management of KCLLC carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, KCLLC's Chief Executive Officer and Chief Financial Officer concluded that KCLLC's disclosure controls and procedures were effective to ensure that information required to be disclosed by KCLLC in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in KCLLC's internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, KCLLC's internal control over financial reporting.

The management of Key Components Finance Corp. ("Finance Corp.") carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, Finance Corp.'s Chief Executive Officer and Chief Financial Officer concluded that Finance Corp.'s disclosure controls and procedures were effective to ensure that information required to be disclosed by Finance Corp. in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in Finance Corp.'s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Finance Corp.'s internal control over financial reporting.

Part II - Other Information

Item 6 -- Exhibits and Reports on Form 8-K

   (a) Exhibits

   Exhibit Number      Exhibit Description
   --------------      -------------------
        10.42          Second Amendment to Credit Agreement

        31.1           Rule 13a-14(a)/15d-14(a) Certifications of KCLLC
        31.2           Rule 13a-14(a)/15d-14(a) Certifications of Finance Corp.

        32             Section 1350 Certifications of KCLLC and Finance Corp.



       (b) Reports on Form 8-K

        During the quarter ended September 30, 2003, KCLLC and Finance Corp. filed or furnished the following current reports on Form 8-K with the Securities and Exchange Commission:

        Current report on Form 8-K, dated August 14, 2003, was furnished on August 14, 2003. The items reported were:

         o Item 12 - Results of Operations and Financial Condition, which reported the issuance of a press release announcing KCLLC's financial results for the quarter ended June 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    KEY COMPONENTS, LLC
                                         --------------------------------------

Date: November 7, 2003                   By: /s/Clay B. Lifflander
                                            ----------------------
                                               Clay B. Lifflander
                                               Chief Executive Officer


Date: November 7, 2003                   By:  /s/ Robert. B. Kay
                                            --------------------
                                               Robert B. Kay
                                               President


Date: November 7, 2003                   By: /s/Keith A. McGowan
                                            --------------------
                                               Keith A. McGowan
                                               Chief Financial Officer




                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KEY COMPONENTS FINANCE CORP.
                                     -------------------------------------


Date: November 7, 2003               By: /s/ Clay B. Lifflander
                                        -----------------------
                                           Clay B. Lifflander
                                           Chief Executive Officer


Date: November 7, 2003               By:  /s/ Robert. B. Kay
                                        --------------------
                                           Robert B. Kay
                                           President

Date: November 7, 2003               By: /s/ Keith A. McGowan
                                        ---------------------
                                           Keith A. McGowan
                                           Chief Financial Officer