Form 10-K
period 2003-12-31
KEY COMPONENTS LLC
filed 2004-03-17
CIK 1065418

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

                  For the fiscal year ended December 31, 2003
                                       OR
|_| TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to

                        Commission File Number: 333-58675
                                                ---------

                      KEY COMPONENTS, LLC
-------------------------------------------------------------------------------
    (Exact Name of Registrant as Specified in its Charter)

           Delaware                                   04-3425424
-------------------------------           -----------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

200 White Plains Road, Tarrytown, New York               10591
--------------------------------------------    -------------------------
 (Address of Principal Executive Offices)             (Zip Code)

                                 (914) 332-8088
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

                      Commission File Number: 333-58675-01

                         KEY COMPONENTS FINANCE CORP.*
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                   14-1805946
----------------------------------       ------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

200 White Plains Road, Tarrytown, New York              10591
-------------------------------------------     ---------------------
 (Address of Principal Executive Offices)            (Zip Code)

                                 (914) 332-8088
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         State the aggregate market value of common equity held by non-affiliates as of June 30, 2003: Not applicable since the membership interests in Key Components, LLC were owned by Key Components, Inc., a privately held New York corporation, and all of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

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

The Company is a leading manufacturer of custom engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where the Company believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. The Company conducts its operations through its two businesses, its electrical components ("EC") business and its mechanical engineered components ("MEC") business. The EC business product offerings include power conversion products, specialty electrical wiring devices and connectors and high-voltage utility switches which are manufactured by its subsidiaries Acme Electric Corporation ("Acme"), Marine Industries, LLC ("Marinco"), Atlantic Guest, Inc. ("Guest") and Turner Electric, LLC ("Turner"). The product offerings of the MEC business consist primarily of flexible shaft and remote valve control components, turbo-charger components and medium security lock products and accessories, which are manufactured by its subsidiaries B.W. Elliott Manufacturing Co., LLC ("BWE"), Gits Manufacturing, LLC ("Gits"), Hudson Lock, LLC ("Hudson") and ESP Lock Products, LLC ("ESP"). ESP was merged into Hudson on December 31, 2003. No one customer accounted for more than ten percent of sales of the Company for any of the three years ended December 31, 2003. For the years ended December 31, 2003, 2002 and 2001, three customers, who are subsidiaries of one company, accounted for approximately 11%, 14% and 13% of sales, respectively, of the MEC business. (See Note 5 to the Company's consolidated financial statements elsewhere in this Form 10-K for information concerning the Company's business segments).

Acquisition History


The 1992 acquisition of BWE began the acquisition program of the Company to acquire small to medium size manufacturers of essential niche components for use in various OEM customer products. In 1993, the Company acquired an additional product line that was consolidated into BWE's operations. During 1997 and 1998, the Company added to the MEC's product offerings with the acquisitions of Hudson and ESP. During 1999, the Company complemented its MEC product offerings and formed its EC business through its acquisition of Valley Forge Corporation ("VFC"). The Company expanded its EC business with the acquisition of Acme in November 2000 (see Note 2 to the consolidated financial statements contained elsewhere in this Form 10-K). On March 3, 2003, the Company acquired the mechanical components business of Arens Controls, LLC. The product line, which manufactures mechanical push-pull control solutions, was fully integrated into BWE's Binghamton, New York manufacturing facility in November 2003.

The Company has historically acquired complementary or related manufacturing businesses and sought to integrate them into existing operations. Following an acquisition, management seeks to rationalize operations, reduce overhead costs, develop additional cross-selling opportunities and establish new customer relationships. As a result of its integration efforts and internal growth, the Company's consolidated net sales have increased from approximately $9.1 million in fiscal year 1992 to approximately $197.3 million for fiscal year 2003.

The Company continues to seek to make selective acquisitions of light industrial manufacturing companies (see Note 2 to the Company's consolidated financial statements elsewhere in this Form 10-K).

Electrical Components


The Company's EC business features three major product lines: (i) power conversion products, (ii) specialty electrical components ("SPEC") and (iii) electric utility components.


Power Conversion Products


The Company's acquisition of Acme enabled the Company's EC business to enter into the production of power conversion products. Power conversion product net sales were approximately 28% of the Company's consolidated net sales for the year ended December 31, 2003. Acme's primary products are transformers that range in size from 1/4 KVA (1,000 volts x Amps) to 1,000 KVA. A transformer is an electrical device designed to convert alternating current from one voltage to another. A transformer has no moving parts and is a completely static solid-state device, which insures a long and maintenance-free life under normal operating conditions. It consists, in its simplest form, of two or more wires or coils wound on a laminated steel core. The Company has 1,400 active transformer models, which are sold through two primary sales channels, its wholesale distribution network and through direct sales to OEMs. Products sold through the wholesale distribution network are generally smaller sized transformer models. Due to the small size of the average order, the margins achieved are generally higher than those achieved selling to OEMs. In the OEM sales channel, customers are offered custom-built products, which generally achieve lower margins as products are price-reduced in anticipation of a higher volume of orders. The Company believes the OEM sales channel will drive the transformer product line's revenue growth. Transformer designs rarely change and most transformers have a long useful life.


Acme operates in a segment of the transformer market, which was estimated by the National Electrical Manufacturers Association to be approximately $300 million for 2003. This segment is defined as being comprised of dry type transformers, which are less than 600 volts and range from 1/4 to 1,000 KVA. The competition in this segment is divided into two tiers: the large switch gear manufacturers, that sell transformers as part of a package of products, such as General Electric, Electrical Distribution Products, a division of Schneider Electric ("Square D"), Hammond Manufacturing Inc., Eaton Corporation and Siemens, and transformer specialists, such as Acme, and Sola/Heavy-Duty. Acme supplies products that comprise approximately 15% of the total market, which is approximately one half that of General Electric and Square D's market share but twice that of any other competitor.

In June 2001, the Company determined to retain the aerospace division of Acme as part of the power conversion product line. This expanded the power conversion product line to include battery charger systems and the manufacturing of fibrous nickel cadmium batteries for use in such battery systems, power control systems, power supplies and converters used primarily in aerospace applications. Major customers of this product line include governmental defense manufacturers and OEM aerospace manufacturers. The aerospace aftermarket is an increasing share of the product line's revenues as the quantity of batteries and systems sold by the Company that are designed into OEM applications has grown over the last five years.

Specialty Electrical

Within the SPEC market, the Company's core market niches are the recreational and industrial markets, where the Company sells to both OEM customers and after-market retail customers under brand names such as Marinco, Guest, AFI, Nicro, Park Power, and various private labels. In the recreational marine market, where the Company sells the entire range of its product offerings, the Company specifically targets the blue water/leisure boating and inland fishing/bass boat market segments and has a strong market presence. Customers include OEM boatbuilders, large retailers and wholesale distributors. The Company's wiring devices and components are designed to withstand hostile weather and corrosive environments, while remaining easy to install in less than ideal conditions. SPEC products include; (i) weather and corrosion resistant wiring devices, such as ship-to-shore electrical connectors for marine and vehicle-to-outlet connectors for recreational vehicle applications; (ii) onboard "potted" (i.e., completely insulated) battery chargers for outdoor applications including bass boat and other marine applications; and (iii) various accessory products such as plugs, receptacles, electrical switches, solar ventilation products, and boat accessories such as horns, windshield wiper systems, lighting products, and teak accessories. Net sales of the Company's SPEC products accounted for approximately 24% of the Company's consolidated net sales for the year ended December 31, 2003. The SPEC product line enjoys a dominant market position in its core market where the Company's brands are highly regarded by both OEM and aftermarket customers.

Electric Utility Components


The Company's SPEC product line also has products targeted for industrial applications. The market share of the Company's SPEC's products has grown dramatically since these products were targeted to the industrial marketplace approximately ten years ago. The primary product offerings include; (i) onboard "potted" battery chargers for industrial and healthcare applications such as fork and "scissor" lifts, personal mobility carts, and electric wheelchairs; and
(ii) specialty wiring devices designed for industrial applications where protection from water, chemicals, dust, or other elements is required. Growth in this market has resulted from the development of customized products for applications such as outdoor power generators, movie and theatrical production, and semiconductor equipment manufacturing.


The Company dominates the design and manufacture of high-voltage switchgear for electric utilities in the power transmission segment of the electric utility industry. While the Company competes in the distribution and substation segments of the electric utility marketplace as well, it is in the transmission segment that the Company has, over time, secured its relative position through superior quality and service, and by creating high barriers to entry through specialization, reputation, and investments in machinery and equipment. Net sales of the Company's electric utility products were approximately 8% of the Company's consolidated net sales for the year ended December 31, 2003. Significant customers include large utilities. The EC business switchgear products consist primarily of air break switches, load break interrupters, and accessory equipment. Air break switches are used for sectionalizing and routing power from one point to another. Load break interrupters allow the sectionalizing and routing of power under full load conditions. Accessory equipment enables the utility operator to program parameters and related functions that will automatically sectionalize and switch power flow in the event of a fault. Once switched, the faulted line can be repaired, re-energized, and returned to service with minimal downtime or loss of service revenue.


Mechanical Engineered Components


The MEC business features three major product lines: (i) flexible shafts for the transmission of rotary power, (ii) turbocharger components, including wastegate actuators, and (iii) medium-security locks and locking systems.

Flexible Shafts

The Company is the leading domestic designer and manufacturer of flexible shaft products and assemblies. Net sales of flexible shaft products were approximately 13% of the Company's net sales for the year ended December 31, 2003. Flexible shafting is constructed utilizing unique wire winding technology. Flexible shaft assemblies are custom designed for the transmission of rotary power at low torque levels (less than ten horsepower), and can be incorporated into almost any machine, product, or device replacing conventional power transmission components such as rigid shafts, gearboxes, universal joints, and couplings. Flexible shafts are integrally designed into the OEM's final product to offer benefits, such as lighter weight, fewer component parts, less assembly time, and greater freedom in design, resulting in a lower manufacturing cost for the OEM's final product. The flexible shaft assemblies are critical components utilized in weed trimmers, concrete vibrators, lawn tractors, aircraft engines and wings, plant processing equipment, large vessels such as Navy ships, nuclear power plants, and many other applications in a variety of industries. The potential applications for flexible shafting are limited only by the Company's ability to develop new solutions to integrate flexible shafts into new OEM designs or to displace conventional power transmission products in existing applications. In 2003, the Company expanded the product offerings of its flexible shaft product line with the acquisition of the mechanical components business of Arens Controls, LLC. The product line, which manufactures mechanical push-pull control solutions, was fully integrated into BWE's Binghamton, New York manufacturing facility in November 2003.

Turbocharger components

The Company is a primary outsource supplier of turbocharger components to the domestic and international market for turbocharged diesel engines. The Company's turbocharger components are essential components of diesel engine turbocharger systems which, through the use of flow valve controls, increase engine power, efficiency, and economy while reducing emissions. As the primary supplier of turbocharger components and exhaust gas systems to major turbocharger and engine OEMS, the Company's products can be found on a variety of truck, pick-up, and heavy-duty diesel-operated platforms. End-use customers for the Company's products include high-end truck and vehicle manufacturers such as Ford Motor Company. Net sales of the Company's turbocharger components products accounted for approximately 18% of the Company's consolidated net sales for the year ended December 31, 2003. The Company holds multiple patents and is very active in the development of new products to expand the Company's product line, including related emission control products. In addition, with operational expansion into Thailand in 1999 and China in 2003, the product line has attracted new customers as well as expanded business with existing customers.

Medium-Security Locks and Locking Systems

The Company competes in the medium-security segment for cylindrical lock applications. Medium-security locks are used in applications that involve non-life-threatening situations or when articles of low to moderate financial value are being secured. The Company produces custom and specialty medium-security locks and locking systems to meet OEM customers' specifications for use in office furniture, point of sale terminals, bank bags, post office boxes, storage lockers, and other applications. Net sales of the Company's lock products were approximately 9% of the Company's consolidated net sales for the year ended December 31, 2003. The Company's lock products are typically small and low-cost but are precision-engineered and custom-designed critical components of a larger, more expensive end product. The Company also produces locking systems, which provide a safety feature used to prevent multiple drawers from being opened simultaneously in filing cabinets and desks. The Company sells its lock products primarily to leading furniture OEMs.

The lock product line's net sales declined significantly during the three years ended December 31, 2003. Net sales of the lock product line were approximately $17.2 million, $21.8 million and $32.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Management attributes such decline to the downturn in the economy plus the impact of foreign competition, both of which have led to the product line becoming a commodity over that period. In February 2004, after reviewing the lock product line's 2003 operating performance as well as its long-term strategic plan, the Board of Directors of KCI and KCLLC decided that it would re-evaluate the long-term strategy related to its lock product line during the first quarter of fiscal 2004. The long-term revaluation will entail in-depth review of the lock product line's strategic plan and the underlying assumptions as to the future opportunities for this product line and the execution risks of meeting the strategic plan's goals.

As the net sales eroded, the shift in manufacturing to Mexico has negatively impacted customer service and quality. Further, the decline in net sales volume has made it prohibitive to carry the dual overhead infrastructures of its domestic and Mexico manufacturing facilities. As a result, management has concluded to close the lock manufacturing facility in Mexico during fiscal 2004. The assets of Mexico primarily relate to inventory and machinery and equipment that would be moved back to the product line's Massachusetts location.


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

Employees

As of December 31, 2003, the Company employed 1,566 persons on a full-time basis. Of these employees, 691 were employed in the EC business, 867 were employed in the MEC business and the Company's corporate office had 8 employees as of December 31, 2003. One of the Company's subsidiaries has a collective bargaining agreement, which covered 75 employees. Neither KCLLC nor any of its subsidiaries has ever had a work stoppage and each of KCLLC and its subsidiaries considers its relationship with its employees to be satisfactory.

Item 2.           Properties

At December 31, 2003 the Company's principal properties consisted of:


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

Electrical Engineered
Components:
Acme                            Power conversion                Lumberton, NC              128,000        Owned
Acme                            Power conversion                Monterrey, Mexico           45,000       Leased
Acme                            Power conversion                Tempe, AZ                   35,000       Leased
Marinco                         SPEC                            Napa, CA                    77,000       Leased
Guest                           SPEC                            Meriden, CT                 33,000        Owned
Turner                          Utility switchgear              Fairview Heights, IL        52,000        Owned
Turner                          Utility switchgear              Milstadt, IL                45,000       Leased

Mechanical Engineered
Components:
BWE                             Flexible shaft products         Binghamton, NY             250,000        Owned
Gits                            Turbocharger components         Creston, Iowa               60,000        Owned
Gits                            Turbocharger components         Chonburi, Thailand          17,000       Leased
Gits                            Turbocharger components         Shanghai, China             28,000       Leased
Hudson (1)                      Lock products                   Hudson, MA                 218,000        Owned
Hudson (1)                      Lock products                   Monterrey, Mexico           38,000       Leased

(1) Includes production from the Company's ESP facility, formerly in Leominster, MA, the lease of which terminated in May 2003. All the production from the Leominster facility was incorporated into the Lock product line's other manufacturing facilities.


Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.


                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

KCLLC's membership interests are not publicly traded (see "Certain Relationships and Related Transactions").

Item 6. Selected Financial Data

The following selected financial data for the three years ended December 31, 2003 was derived from the consolidated financial statements of the Company included elsewhere in this Form 10-K. The following selected financial data for the two years ended December 31, 2000 was derived from the consolidated financial statements of the Company not included in this Form 10-K. The financial data set forth includes the results of operations of its wholly owned subsidiaries from their respective dates of acquisition. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Company's consolidated financial statements and notes thereto.


                                                             Year ended December 31,
                                          ----------------------------------------------------------------
                                          2003           2002          2001          2000          1999
                                          ----           ----          ----          ----          ----
Net Sales                                $197,290       $187,943      $193,817      $160,465      $144,400
Income from operations (a)                  9,066         17,455        26,862        31,368        22,346
(Loss) income before cumulative
    effect of change in accounting
    principle (c)                          (3,430)         1,526         4,731         2,672         4,843
Net (loss) income (a)(b) (c) (d)           (3,430)        (6,631)        4,731        (1,316)        4,815
Total assets as of the end of period      182,079        192,714       225,719       245,671       181,256
Long term debt (including current
    maturities) as of the end of
    period (e) (f)                        132,757        143,844       165,837       182,711       149,149



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

              In December 2003 and 2002, in accordance with SFAS 142, the Company performed its required annual fair value testing of its recorded goodwill for its reporting units using a valuation approach consistent with the one used upon adoption of SFAS 142. As a result of the analyses, the Company recorded charges of approximately $17.4 and $12.4 million for the years ended December 31, 2003 and 2002, respectively, which is included in the Company's operating expenses related to its lock reporting unit. The lock reporting unit experienced a further decline of its fair value during those periods primarily due to deterioration in those years of its results of operations and projected future financial results. Through December 31, 2003, the Company's cumulative impairment of goodwill was approximately $40.9 million, all of which related to its lock product line. At December 31, 2003, the Company had written off all the goodwill related to its lock product line.

       (b) Effective May 31, 1997, the predecessors of BWE, Hudson and ESP each elected to be treated as an S corporation, which caused the shareholders of their then parent company, KCI, to be personally liable for the taxes on the income of the Company. Through August 31, 1999, VFC was a C corporation and was responsible for paying taxes on its income. Effective August 31, 1999, VFC was merged into KCLLC and most of VFC's subsidiaries, as well as BWE, Hudson and ESP, were converted to limited liability companies ("LLC"). Corporations that elect to be treated as S corporations and LLCs are not liable for the majority of taxes on their income, which are imposed instead on their shareholders or members. Accordingly, subsequent to May 31, 1997 through December 31, 1998, the provision for income taxes includes only those taxes applicable to certain states.

              For the year ended December 31, 1999, the Company's provision for income taxes related primarily to VFC's consolidated taxable income (as a C corporation) and the taxable income of the subsidiaries not converted to LLC status. On May 22, 2000, KCI's S election terminated and KCI became responsible for taxes on the income of the Company (See Notes 1 and 9(a) to the consolidated financial statements)

       (c) Income before cumulative effect of change in accounting principle and net loss for the year ended December 31, 2000 reflects a charge related to early extinguishment of debt of approximately $2.1 million.

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

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations General

KCLLC is the parent holding company of the wholly owned subsidiaries of the Company. KCI, the sole member of KCLLC, holds no other assets other than its investment in KCLLC and has no operations. The Company has two operating business segments, its electrical components ("EC") business and mechanical engineered components ("MEC") business. Through its two businesses, the Company is a leading manufacturer of custom-engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where the Company believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. Further, as the Company leverages itself in order to acquire additional product lines, management uses free cash flow (a non-GAAP financial measure defined by the Company as cash flow from operations less cash flow used in investing activities) as a key indicator of each product line. The EC business product offerings include power conversion products, specialty electrical components and high-voltage utility switches. The product offerings of the MEC business consist primarily of flexible shaft and remote valve control components, turbo-charger actuators and medium security lock products and accessories. The Company's EC business was formed through its acquisition of VFC in 1999. The Company expanded the product offerings of its EC business with the power conversion product lines it acquired through its acquisition of Acme in November 2000. (See Note 2 to the Company's consolidated financial statements contained elsewhere in this Form 10-K). The Company's MEC business, which was comprised of its flexible shaft and lock product lines prior to the VFC acquisition, was expanded with the addition of the Company's turbocharger line, which it acquired in 1999 when the Company completed its acquisition of VFC. Additionally, in March 2003 the Company acquired the mechanical components product line of Arens Controls, LLC, which was a complimentary product for the Company's flexible shaft product line.

The Company has historically acquired complementary or related manufacturing businesses and sought to integrate them into existing operations. Following an acquisition, management seeks to rationalize operations, reduce overhead costs, develop additional cross-selling opportunities and establish new customer relationships. As a result of its integration efforts and internal growth, the Company's consolidated net sales have increased from approximately $9.1 million in fiscal year 1992 to approximately $197.3 million for fiscal year 2003.

The Company continues to seek to make selective acquisitions of light industrial manufacturing companies (see Note 2 to the Company's consolidated financial statements elsewhere in this Form 10-K).

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


Consolidated Statement of Operations Data:

                                                                Fiscal Year Ended December 31,
                                          ----------------------------------------------------------------------------
                                                     2003                     2002                     2001
                                          ----------------------- -------------------------- -------------------------
                                                         % of                      % of                        % of
                                            Amount    Net Sales     Amount      Net Sales      Amount      Net Sales
                                          ----------- ----------- ------------ ------------- ------------ ------------
Net Sales                                  $197,290      100.0%    $187,943       100.0%      $193,817       100.0%

Cost of Goods Sold                          127,879       64.8      117,962        62.8        123,005        63.5
                                          ----------- ----------- ------------ ------------- ------------ ------------
Gross Profit                                 69,411       35.2       69,981        37.2         70,812        36.5
Selling, general and administrative
  expenses                                   41,457       21.0       38,689        20.6         40,802        21.1
Goodwill Impairment                          17,374        8.8       12,350         6.6              -         -
Amortization of goodwill                          -                       -         -            3,558         1.8
Cumulative adjustment for Aerospace               -                       -         -             (721)       (0.4)
Other operating expenses                      1,514        0.8        1,487         0.8            311         0.2
                                          ----------- ----------- ------------ ------------- ------------ ------------
Income from operations                        9,066        4.6       17,455         9.3         26,862        13.9

Interest expense                            (12,338)      (6.3)     (13,301)       (7.1)       (16,573)       (8.6)
                                          ----------- ----------- ------------ ------------- ------------ ------------
(Loss) income before provision for
  taxes and cumulative effect of change
  in accounting principle                    (3,272)      (1.7)       4,154         2.2         10,289         5.3
Provision for income taxes                      158        -          2,628         1.4          5,558         2.9
                                          ----------- ----------- ------------ ------------- ------------ ------------
(Loss) income before cumulative effect
  of change in accounting principle          (3,430)      (1.7)       1,526         0.8          4,731         2.4
Cumulative effect of change in
  accounting principle, net                       -        -         (8,157)       (4.3)             -         -
                                          ----------- ----------- ------------ ------------- ------------ ------------
Net (loss) income                           $(3,430)      (1.7)%  $  (6,631)       (3.5)%    $   4,731         2.4%
                                          =========== =========== ============ ============= ============ ============


A summary of the Company's segments is as follows:


Electrical Components Business                                       Fiscal Year Ended December 31,
                                            ---------------------------------------------------------------------------------
                                                        2003                      2002                       2001
                                            --------------------------- -------------------------- --------------------------
                                                             % of                          % of                    % of
                                              Amount      Net Sales       Amount         Net Sales     Amount     Net Sales
                                            ----------- --------------- ------------ ------------- -------------- -----------
Net Sales                                     $117,777          100.0%     $121,051        100.0%       $120,401      100.0%
Cost of Sales                                   72,056           61.2        75,779         62.6          77,683       64.5
                                            ----------- --------------- ------------ ------------- -------------- -----------
Gross Profit                                    45,721           38.8        45,272         37.4          42,718       35.5
Selling, general and administrative
expenses                                        26,436           22.4        26,549         21.9          25,858       21.5
Amortization of goodwill                             -              -             -            -           1,824        1.5
Cumulative adjustment for Aerospace                  -              -             -            -            (721)      (0.6)
                                            ----------- --------------- ------------ ------------- -------------- -----------
Income from operations                        $ 19,285           16.4%      $18,723         15.5%        $15,757       13.1%
                                            =========== =============== ============ ============= ============== ===========



Mechanical Engineered Components                                     Fiscal Year Ended December 31,
                                            ---------------------------------------------------------------------------------
                                                        2003                       2002                       2001
                                            --------------------------- --------------------------- -------------------------
                                                             % of                        % of                         % of
                                              Amount      Net Sales       Amount       Net Sales       Amount     Net Sales
                                            ----------- --------------- ------------ -------------- ------------- -----------
Net Sales                                      $79,513         100.0%       $66,892        100.0%        $73,416     100.0%
Cost of Sales                                   55,823          70.2         42,183         63.1          45,322      61.7
                                            ----------- --------------- ------------ -------------- ------------- -----------
Gross Profit                                    23,690          29.8         24,709         36.9          28,094      38.3
Selling, general and administrative
expenses                                        11,583          14.6          8,876         13.3           8,960      12.2
Goodwill Impairment                             17,374          21.9         12,350         18.5               -         -
Amortization of goodwill                             -             -              -            -           1,734       2.4
                                                 1,514           1.9
Other expenses                                                                1,487          2.2             311       0.4
                                            ----------- --------------- ------------ -------------- ------------- -----------
Income from operations                        $ (6,781)        (8.5%)       $ 1,996          3.0%        $17,089      23.3%
                                            =========== =============== ============ ============== ============= ===========


Year ended December 31, 2003 compared to the year ended December 31, 2002


Net Sales: Net sales for the year ended December 31, 2003 ("Fiscal 2003") increased by approximately $9.3 million, or 5.0%, from approximately $187.9 million for the year ended December 31, 2002 ("Fiscal 2003") to approximately $197.3 million for Fiscal 2003. This increase was the result of the approximately $3.3 million, or 2.7%, decrease in the net sales of the EC business offset by the approximately $12.6 million, or 18.9%, increase in net sales of the MEC business.

The approximately $3.3 million decline in net sales of the EC business for the Fiscal 2003 as compared to Fiscal 2002 was driven by continuing soft economic conditions, which have impacted the EC's power conversion product line. The power conversion product line was down approximately $3.4 million, or 5.8% for the Fiscal 2003 as compared to Fiscal 2002 as its construction, industrial and aerospace end markets remain soft.

The approximately $12.6 million increase in net sales of the MEC business for the Fiscal 2003 as compared to Fiscal 2002 was driven by increased sales of the flexible shaft and the turbocharger product lines. Net sales of the flexible shaft product line increased by approximately $7.0 million, or 36.6%, for the Fiscal 2003 as compared to Fiscal 2002. This increase was driven by new product introductions as well as the acquisition of the mechanical components business of Arens Controls, LLC ("Arens Controls"). The Company completed this acquisition on March 3, 2003 (See Liquidity and Capital Resources), which increased net sales of the flexible shaft product line by approximately $5.3 million for the Fiscal 2003 as compared to Fiscal 2002. Net sales of the turbocharger components product line increased by approximately $10.3 million, or 39.3%, for the Fiscal 2003 as compared to Fiscal 2002. This increase was driven primarily by a new product introduction. The net sales of the lock product line declined by approximately $4.6 million, or 21.2% for Fiscal 2003 as compared to Fiscal 2002, driven primarily by continued softness in their end markets as well as foreign competition.

Gross Profit: Gross profit declined by approximately $570,000, or 0.8%, for Fiscal 2003 as compared to Fiscal 2002, resulting from the sum of the approximately $449,000, or 1.0%, increase in the gross profit of the EC business and the approximately $1.0 million, or 4.1%, decline in gross profit of the MEC business for the Fiscal 2003 as compared to Fiscal 2002.

The approximately $449,000, or 1.0%, increase in gross profit of the EC business for the Fiscal 2003 as compared to Fiscal 2002 resulted primarily from the $1.0 million increase in gross profit from the specialty electrical product line plus the approximately $290,000 gross profit increase of the utility product line, offset by the approximately $1.1 decline in gross profit of the power conversion product line in Fiscal 2003 as compared to Fiscal 2002. The Company's specialty electrical product line's increase in gross profit was mostly due to volume increases in Fiscal 2003 as compared to Fiscal 2002. The utility product line experienced favorable gross margin mix as its parts business was a larger percentage of its overall sales. The power conversion product line experienced a decline in gross profit that was a combination of lower sales in Fiscal 2003 as compared to Fiscal 2002 as well as lower high margin sales.

The approximately $1.0 million, or 4.1%, decline in gross profit of the MEC business for Fiscal 2003 as compared to Fiscal 2002 was driven primarily by the lost volume and margin of the Company's lock product line, partially offset by gross profit increases of the flexible shaft and turbocharger components product lines related to volume increases of those two product lines as compared to 2002. In addition, the gross profit of the flexible shaft product line did not grow in line with its net sales growth as its results were negatively impacted by a change in the product mix sold as compared to Fiscal 2002. Further, the acquisition of the mechanical components product line of Arens Controls negatively impacted the gross margin of the flexible shaft product line as the Company was working under an interim operating agreement with the seller until that product line had been fully integrated into the Company's Binghamton, New York facility, which was completed in November 2003 (See Liquidity and Capital Resources). While sales of the flexible shaft product line increased by approximately $7.0 million, or 36.6%, for the Fiscal 2003 as compared to Fiscal 2002, gross profit only increased by approximately $628,000, or 6.7%. The increase in gross profit for the Fiscal 2003 as compared to Fiscal 2002 resulting from the turbocharger components product line was approximately $2.8 million, or 31.1%. The lock product line experienced a decline in gross profit of approximately $4.4 million, or 68.6%, resulting from lower revenues and carrying a higher cost structure as it moves operations to Mexico.

The lock product line's net sales declined significantly during the three years ended December 31, 2003. Net sales of the lock product line were approximately $17.2 million, $21.8 million and $32.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. As the net sales eroded, the shift in manufacturing to Mexico has negatively impacted customer service and quality. Further, the decline in net sales volume has made it prohibitive to carry the dual overhead infrastructures of its domestic and Mexico manufacturing facilities. As a result, management has concluded to close the lock manufacturing facility in Mexico during fiscal 2004. The assets of Mexico primarily relate to inventory and machinery and equipment that would be moved back to the product line's Massachusetts location.

The gross profit, as a percentage of net sales ("GP percentage"), for the EC business increased by approximately 1.4% for the Fiscal 2003 as compared to Fiscal 2002. For the MEC business, the GP percentage declined by approximately 7.1% during the Fiscal 2003 as compared to Fiscal 2002. The change in GP percentage for the EC business is the result of a change in product mix as described above. The change in GP percentage for the MEC business is primarily related to the impact of the acquisition of the mechanical components product line of Arens Controls, as well as the margin decline of the lock product line, as described above.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses increased approximately $2.8 million, or 7.2%, for the Fiscal 2003 as compared to Fiscal 2002. As a percentage of net sales, SG&A increased to 21.0% for the Fiscal 2003 from 20.6% of net sales for the Fiscal 2002. SG&A of the EC business decreased by approximately $113,000, or 0.4%, for the Fiscal 2003 as compared to Fiscal 2002 and as a percentage of net sales, increased approximately 0.5%. SG&A of the MEC business increased by approximately $2.7 million, or 30.5%, for the Fiscal 2003 as compared to Fiscal 2002 and as a percentage of net sales, increased approximately 1.3%.

The increase in SG&A expenses for the Fiscal 2003 as compared to Fiscal 2002 is primarily related to the increase in SG&A of the MEC business. The increase in SG&A of the MEC business is primarily the result of the Company operating under an interim operating agreement relating to the acquisition of the mechanical components product line of Arens Controls, which was completed on March 3, 2003 (see Liquidity and Capital Resources). The Company was operating under the interim operating agreement with the seller until November 2003. Furthermore this product line expensed approximately $463,000 of moving and other costs related to integrating the Arens Controls product line. In addition, higher compensation costs drove the increase in SG&A of the turbocharger product line, as a result of the growth in the operating performance of that product line during the Fiscal 2003 as compared to Fiscal 2002. The lock product line had an increase in SG&A resulting from the increased costs of operating its Mexico production facility as compared to Fiscal 2002 as well as having severance costs related to management changes made in 2003.

The decline in the SG&A of the EC business was driven by lower commission and compensation expenses, somewhat offset by unfavorable freight and commission mix related to the 2003 product sales. Higher insurance costs for the Fiscal 2003 as compared to Fiscal 2002 also impacted the SG&A of both the MEC and EC business. Lastly, during the Fiscal 2003, the Company paid approximately $325,000 of professional fees related to an unsuccessful acquisition attempt.


Goodwill Impairment: In December 2003 and 2002, in accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company performed its required annual fair value testing of its recorded goodwill for its reporting units. The fair value assessment was estimated using a valuation methodology that triangulates the discounted cash flows, market multiples and transactional multiples of the reporting units. As a result of the analyses, the Company recorded impairment charges of approximately $17.4 and $12.4 million for Fiscal 2003 and Fiscal 2002, respectively, related to its lock reporting unit. The lock reporting unit experienced a further decline of its fair value during those periods, primarily due to a deterioration of its results of operations and projected future financial results. In addition, market multiples assigned to this product line also declined during 2002. Through December 31, 2003, the Company's cumulative impairment of goodwill was approximately $40.9 million, all of which related to its lock product line. At December 31, 2003 the Company had written off all the goodwill related to its lock product line.

Other Expenses: Other expenses increased by approximately $27,000 for the Fiscal 2003 as compared to Fiscal 2002. The expenses for Fiscal 2003 and Fiscal 2002 were incurred primarily in moving manufacturing of the Company's lock products to Mexico. In addition, certain start-up expenses were incurred in 2003 related to establishing a production facility in China for the Company's turbocharger product line. The lock product line's net sales declined significantly during the three years ended December 31, 2003. As a result of this and other factors described above, management has concluded to close the lock manufacturing facility in Mexico during fiscal 2004. The assets of Mexico primarily relate to inventory and machinery and equipment that would be moved back to the product line's Massachusetts location.

Income from Operations: The decline in income from operations of approximately $8.4 million, or 48.1%, for the Fiscal 2003 as compared to Fiscal 2002, resulted from the decrease in gross profit of approximately $570,000 coupled with the increases in SG&A expenses of approximately $2.8 million, goodwill impairment of approximately $5.0 million and other expenses of approximately $27,000.

Interest Expense: Interest expense decreased by approximately $963,000, or 7.2%, during the Fiscal 2003 as compared to Fiscal 2002. This decrease is primarily due to lower levels of outstanding borrowings during the Fiscal 2003 as compared to Fiscal 2002.

Provision for Income Taxes: The provision for income taxes decreased by approximately $2.5 million, or 94.0%, for the Fiscal 2003 as compared to Fiscal 2002. The Company's effective tax rate on income before provision for income taxes and cumulative effect of change in accounting principle for the Fiscal 2003 was approximately 4.8%. The effective rate on income before provision for income taxes and cumulative effect of change in accounting principle for the Fiscal 2002 was approximately 63.3%. The decline in the effective rate from the Fiscal 2002 to Fiscal 2003 was primarily driven by the Company's foreign tax credits.

(Loss) income before cumulative effect of change in accounting principle: (Loss) income before cumulative effect in change in accounting principle increased by approximately $5.0 million during the Fiscal 2003 from income of approximately $1.5 million in Fiscal 2002 to a loss of approximately $3.4 million in Fiscal 2003. The increase in loss resulted from the decrease in income from operations of approximately $8.4 million offset by the declines in interest expense and provision for taxes of approximately $963,000 and $2.5 million, respectively, due to the factors discussed above.

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

Net loss: Net loss declined by approximately $3.2 million for the Fiscal 2003 as compared to Fiscal 2002. (Loss) income before cumulative effect in change in accounting principle increased by approximately $5.0 million as described above. This was offset by the approximately $8.2 million increase in net income for the Fiscal 2003 as compared to Fiscal 2002 resulting from the Company's cumulative effect in change of accounting principle recorded during 2002.


Year ended December 31, 2002 compared to the year ended December 31, 2001

Net Sales: Net sales Fiscal 2002 decreased by approximately $5.9 million, or 3.0%, from approximately $193.8 million for the year ended December 31, 2001 ("Fiscal 2001") to $187.9 million for Fiscal 2002. This decrease was the result of the approximately $650,000, or 0.5%, increase in the net sales of the EC business offset by the approximately $6.5 million, or 8.9%, decrease in net sales of the MEC business.

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

Gross Profit: Gross profit decreased by approximately $831,000, or 1.2%, from approximately $70.8 million for Fiscal 2001 to approximately $70.0 million Fiscal 2002, resulting from the $2.6 million, or 6.0%, increase in the gross profit of the EC business less the decline in gross profit of the MEC business for Fiscal 2002 of approximately $3.4 million, or 12.0%.

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

The gross profit, as a percentage of net sales ("GP percentage"), for the EC business increased by approximately 1.9% for Fiscal 2002. For the MEC business, the GP percentage declined by approximately 1.3% for Fiscal 2002. The GP percentage for the EC business, pro forma to include the results of operations of Aerospace for the entire period in the results of operations for Fiscal 2001, increased by approximately 2.0% from 35.7% for Fiscal 2001 to 37.7% for Fiscal 2002. The increase in GP percentage for the EC business is the result of product mix and productivity gains. The Company's power conversion product line benefited from high margin aftermarket aerospace produce sales and from significant productivity gains as it consolidated distribution operations, negotiated material cost savings and increased labor efficiency at its Mexico manufacturing facility. The Company's SPEC product line's margins benefited from an increase in sales volume during Fiscal 2002. The decline in GP percentage of the MEC business is primarily related to margin compression resulting from fixed overheads being absorbed by lower sales levels primarily related to the lock product line.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses declined by approximately $2.1 million, or 5.2%, from Fiscal 2001 to Fiscal 2002. As a percentage of net sales, SG&A decreased by 0.5% from Fiscal 2001 to Fiscal 2002.

SG&A of the EC business increased by approximately $691,000, or 2.7%, for Fiscal 2002 as compared to Fiscal 2001 and, as a percentage of net sales, increased 0.5% for Fiscal 2002. SG&A of the EC business, pro forma to include the results of operations of Aerospace for the entire period in Fiscal 2001, declined by approximately $771,000, or 2.8%, for Fiscal 2002 as compared to Fiscal 2001, and, as a percentage of net sales, SG&A, pro forma to include the results of operations of Aerospace for the entire period in the results of operations for Fiscal 2001, increased 0.1% for Fiscal 2002.

SG&A of the MEC business, which declined by approximately $84,000, or 0.9%, for Fiscal 2002 as compared to Fiscal 2001, increased as a percentage of sales by 1.1% from Fiscal 2001 to Fiscal 2002.

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

Other Expenses: Other expenses increased by approximately $1.2 million for Fiscal 2002 as compared to Fiscal 2001. For Fiscal 2002 and Fiscal 2001, the other expenses include approximately $1.4 million of redundant facility and start up expenses related to the Company's new lock production facility in Mexico.

Income from Operations: Income from operations decreased by approximately $9.4 million, or 35.0%, from Fiscal 2001 to Fiscal 2002. This decrease resulted from the decrease in gross profit of approximately $831,000 offset by the decreases in SG&A expenses of approximately $2.1 million and goodwill amortization of approximately $3.6 million. The decrease in operating expenses was reduced by the $12.3 million charge taken for impairment of goodwill and by $721,000 of cumulative income recorded during Fiscal 2001 related to the inclusion of Aerospace in the Company's reporting and the increase in other operating expenses of approximately $1.2 million discussed above.

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

Income before cumulative effect of change in accounting principle: Income before cumulative effect of change in accounting principle decreased by approximately $3.2 million from approximately $4.7 million for Fiscal 2001 to approximately $1.5 million for Fiscal 2002. The primary drivers of this decrease were the approximately $9.2 million decrease in income from operations, the approximately $3.3 million decrease in interest expense and the approximately $2.9 million decrease in Company's provision for taxes due to the factors discussed above.

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

Liquidity and Capital Resources


The Company has historically generated funds from its operations and its working capital requirements generally have not materially fluctuated from quarter to quarter. The Company's other main sources of liquidity have historically been the Company's $80.0 million of uncollateralized 10.5% senior notes due 2008 and its outstanding credit facilities. The credit facility provides for a six-year $40.0 million revolving credit facility, which as a result of the amendment discussed below was reduced to $25.0 million until March 30, 2004, and a six-year $100.0 million term loan facility. The obligations under the credit agreement governing the credit facilities are guaranteed by the Company's subsidiaries and KCI, are collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property. There were no amounts outstanding under the revolving credit facility at December 31, 2003. The term loan is payable in quarterly installments through September 2006. Both the term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate or the London interbank offered rate ("LIBOR") plus an applicable margin which will vary from 1.0% to 3.75% and require the payment of a commitment fee of ranging from 0.375% to 0.5% on the unused portion of the facility as well as quarterly commitment fees.

The credit facility also allows for up to $5.0 million of outstanding letters of credit. At December 31, 2003, the Company had two letters of credit outstanding for approximately $1.5 million. The letters of credit primarily relate to the Company's workman's compensation insurance programs. Currently, the Company believes that the $5.0 million allowance for letters of credit is sufficient for its needs.

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

As a result of the impact of the domestic economy on the Company's business coupled with the performance of the lock product line and cash spent on an unsuccessful acquisition attempt during 2003, the Company would not have been able to achieve the required step down in the financial covenants that was to occur as of September 2003 in accordance with the Amendment. Accordingly, the Company entered into a second amendment to its credit agreement (the "Second Amendment"). The financial covenants as modified by the Second Amendment apply from September 30, 2003 through March 30, 2005, at which time the financial covenants return to the financial covenants in effect before the Amendment. At December 31, 2003, the Company was in compliance with the credit agreement, as amended.

The Company's remaining liquidity demands will be for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's senior notes require semiannual interest payments on the outstanding principal. The term loan requires quarterly principal payments. At December 31, 2003, the Company had prepaid its next principal payment. Principal payments required for the next 12 months will be approximately $12.1 million. Under the revolving credit facility and term loan, the Company has the option to lock in a specified interest rate by entering into a contract, for different periods, which cannot exceed 180 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. The Company's outstanding commitments for capital expenditures at December 31, 2003 were not material. The Company anticipates its capital expenditures for the year ended December 31, 2004 to be approximately $4.0 million. The expenditures are primarily needed to maintain its facilities, expand its production capacity for new product introduction as well as fund the Company's ongoing plan to expand foreign operations in order to take advantage of profitable market opportunities. To the extent cash flow from operations is insufficient to cover the Company's capital expenditures, debt service and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility, which it believes to be sufficient for any such purpose.

KCI has no operations and is dependent on KCLLC for financial resources in the form of capital distributions to meet its obligations. KCI obligations include the liquidation preferences of $107.0 million for its preferred stock plus any dividends payable in arrears (at December 31, 2003 there were approximately $3.9 million in cumulative dividends in arrears, payable in kind), which are redeemable for cash at the option of the holder after June 2, 2009, the requirement to purchase shares from its common shareholders under certain circumstances and its tax obligations. Repurchases of KCI Common Stock are made at fair market value as defined in KCI's shareholder agreement. At December 31, 2003 approximately 1.3 million KCI common shares plus potentially 191,000 shares covered by stock options were subject to repurchase by KCI. The ability of KCLLC to make such capital distributions will be limited by its available resources and is limited by restrictions of debt and other agreements. KCLLC reflects the tax obligations of KCI in its tax provision.

Cash flows provided by operating activities were approximately $20.4 million, $22.4 million, and $21.9 million for Fiscal 2003, 2002 and 2001, respectively. The net decrease in cash flows of approximately $2.0 million for Fiscal 2003 resulted primarily from the decline in net income plus non-cash charges of approximately $2.5 million offset by the net increase in cash provided by the operating assets of the business. For the Fiscal 2003, net income plus non-cash charges totaled approximately $15.2 million versus the Fiscal 2002 of approximately $17.8 million. The main driver between the two periods is the decline in income from operations of approximately $8.4 million. Adding back the goodwill impairment charges of both periods, which are non-cash charges, the cash decline in income from operations is approximately $3.4 million. The Company's primary working capital accounts (accounts receivable, inventory and accounts payable) used net cash of approximately $1.1 million as compared to Fiscal 2002, when the working capital accounts provided net cash of approximately $5.0 million. The change in the cash provided by the working capital accounts is primarily the result of servicing the demand for new product introduction in certain product lines. In addition, as a result of relocating production to Mexico, inventory levels of the Company's lock product line slightly increased. The Company's prepaid expenses provided cash of approximately $4.4 million primarily related to the utilization of prior year tax overpayments to reduce current year estimated tax payments. In addition, the Company's workers compensation program is more cash advantageous in 2003 as most of the premium is paid as claims are processed versus in the past where the Company was under a guaranteed cost program with premiums all due up front. Accrued expenses provided net cash of approximately $1.9 million for Fiscal 2003 as compared to approximately $801,000 used by accrued expenses during Fiscal 2002. In Fiscal 2003, the Company's LIBOR contracts underlying the Company's outstanding term debt did not come up for renewal until January 2004, at which time the Company paid the accrued interest related to the contracts. In Fiscal 2002 such contracts were terminating on a 30-day cycle and therefore were fully paid at the end of Fiscal 2002.

The approximately $444,000 increase in cash provided by operating activities for Fiscal 2002 from Fiscal 2001 resulted primarily from the increase in the cash provided by net income plus non cash adjustments which year over year increased approximately $1.3 million, offset by the year over year net use of cash from the operating assets of the business. The working capital accounts (accounts receivable, inventory and accounts payable) provided net cash to operations of approximately $5.0 million in Fiscal 2002 as compared to approximately $7.8 million in Fiscal 2001. The net cash flow decline from the working capital accounts is due to certain of the Company's product lines operations rebounding in Fiscal 2002 and the Company increasing inventory safety stock levels to maintain high customer satisfaction as it continues to move production to Mexico. Accrued expenses used net cash in operations of approximately $801,000 in Fiscal 2002 as compared to approximately $5.0 million in Fiscal 2001, which is the result of accrued expenses returning to normalized levels at the end of Fiscal 2001. As a result, accrued expenses at December 31, 2002 were fairly constant as compared to accrued expenses at December 31, 2001, however, accrued expenses at December 31, 2001 were significantly lower than the accrued expenses as of December 31, 2000 primarily due to the Company having paid, during 2001, a substantial portion of the December 31, 2000 accrued expenses related to the acquisition of Acme.

Cash flows used in investing activities were approximately $8.2 million, $2.4 million and $3.5 million for Fiscal 2003, 2002 and 2001, respectively. Capital expenditures for the Fiscal 2003, 2002 and 2001 were approximately $3.6 million, $2.7 million and $4.1 million, respectively. The increase in capital expenditures for Fiscal 2003 was primarily related to new tooling and machinery to service demand related to new product introduction, add facility capacity for the product line acquisition of Arens Controls and expand foreign manufacturing operations. Proceeds from assets held for sale was approximately $364,000 and $666,000 for Fiscal 2002 and 2001, respectively, which was related to the sold electronics division of Acme Electric Corporation.

On March 3, 2003, the Company acquired the mechanical components business of Arens Controls for a purchase price of approximately $4.5 million and assumed liabilities of approximately $642,000. The Company recorded the estimated excess purchase price over net assets acquired of approximately $2.0 million as goodwill. Other intangibles acquired in the transaction were not material. The product line, which manufactures push-pull cable and related components, was integrated into BWE's Binghamton, New York manufacturing facility. The Company borrowed $2.0 million on its revolving credit facility to partially finance this acquisition.

Cash flows from financing activities used net cash of approximately $11.2 million, $22.2 million and $17.2 million during Fiscal 2003, 2002 and 2001, respectively. The net cash used in financing activities for Fiscal 2003, 2002 and 2001 was primarily driven by the Company's repayment of debt (net of borrowings) under its existing credit facilities of approximately $11.1 million, $22.0 million and $16.3 million in Fiscal 2003, 2002 and 2001, respectively. At December 31, 2003, the Company was one payment ahead of schedule under its current term debt facility.

For Fiscal 2002, the Company paid deferred financing costs of approximately $229,000, related to the Company's existing credit facilities.

During Fiscal 2003 and 2001, the KCLLC paid member withdrawals to KCI of approximately $100,000 and $906,000, respectively. KCI used the funds received during Fiscal 2003 and 2001, respectively, to repurchase outstanding shares of its common stock from former shareholders.

The lock product line's net sales declined significantly during the three years ended December 31, 2003. Net sales of the lock product line were approximately $17.2 million, $21.8 million and $32.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Management attributes such decline to the downturn in the economy plus the impact of foreign competition, both of which have led to the product line becoming a commodity over that period. In February 2004, after reviewing the lock product line's 2003 operating performance as well as its long-term strategic plan, the Board of Directors of KCI and KCLLC decided that it would re-evaluate the long-term strategy related to its lock product line during the first quarter of fiscal 2004. The long-term revaluation will entail in-depth review of the lock product line's strategic plan and the underlying assumptions as to the future opportunities for this product line and the execution risks of meeting the strategic plan's goals. The Company believes that a sale of this product line would generate after-tax proceeds at least equal to the current carrying value of the assets of this product line (see Note 14 to the consolidating financial statements elsewhere in this Form 10-K).

As the net sales eroded, the shift in manufacturing to Mexico has negatively impacted customer service and quality. Further, the decline in net sales volume has made it prohibitive to carry the dual overhead infrastructures of its domestic and Mexico manufacturing facilities. As a result, management has concluded to close the lock manufacturing facility in Mexico during fiscal 2004. The assets of Mexico primarily relate to inventory and machinery and equipment that would be moved back to the product line's Massachusetts location.

Management believes that the Company's cash flow from operations, together with its borrowing availability under its existing credit facilities, will be adequate to meet its anticipated capital requirements for the next twelve months.

Commitments and Contingencies

The following is a schedule of the Company's contractual obligations outstanding at December 31, 2003:


                                                                  Payments due by period
                                      -------------------------------------------------------------------------------
                                                    Less than 1                                       More than 5
      Contractual Obligations            Total          year          1-3 years       3-5 years          years
------------------------------------- ------------ --------------- ---------------- --------------- -----------------
Long-term debt obligations               $132,757         $12,196          $39,868         $80,693           $     -
Operating lease obligations                 9,210           1,768            2,908           1,936             2,598
Accrued lease costs                           469               -              212             257                 -
Other long-term liabilities                 1,335               -                -               -             1,335
Stand by letters of credit                  1,468               -                -               -             1,468
                                      ------------ --------------- ---------------- --------------- -----------------
                                         $145,239         $13,964          $42,988         $82,886           $ 5,401
                                      ============ =============== ================ =============== =================


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

      Goodwill and other intangible assets: At December 31, 2003, the Company has recorded approximately $80.2 million in goodwill and other intangible assets related to acquisitions made in 2003 and prior years. The recoverability of these assets is subject to an impairment test based on the estimated fair value of the underlying businesses. These estimated fair values are determined using a valuation methodology that triangulates the discounted cash flows, market multiples and transactional multiples of the reporting units. Factors affecting these future cash flows include: the continued market acceptance of the products and services offered by the businesses; the development of new products and services by the businesses and the underlying cost of development; the future cost structure of the businesses; and future technological changes.

      Pension Plans: The Company's assets and liabilities recorded in connection with the Company's pension plans use estimates that include but are not limited to expected return on assets and life expectancy of participants. In preparation of the consolidated financial statements the Company reviews these estimates by reviewing current market conditions and internal information at its disposal.

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

       (iii) The Company's deferred tax assets primarily relate to deductible tax intangibles resulting from the Company's acquisition transactions and temporary differences in the basis of its working capital accounts due to non-deductible reserves. The Company records as necessary, valuation allowances against its deferred tax assets. To date the Company believes that it will realize the benefits from its deferred tax assets as it is expected to generate taxable income in the future. If the Company were to determine that it would not be able to realize its deferred tax assets in the future, valuation allowances could be required;

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

Backlog

The Company's backlog of orders as of December 31, 2003, was approximately $28.4 million. The Company includes in its backlog only accepted purchase orders. However, backlog is not necessarily indicative of future sales. In addition, purchase orders can generally be cancelled at any time without penalty.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no material impact on the consolidated operations or financial condition of the Company.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, except as defined in the SFAS. The adoption of SFAS 149 had no material impact on the consolidated operations or financial condition of the Company.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities, which an enterprise holds a variable interest that is acquired before February 1, 2003. The adoption of FIN 46 had no material impact on the consolidated operations or financial condition of the Company.

In November 2002, the FASB released FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee for guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company's adoption of the interpretation and valuation of future guarantees had no material impact on the Company's consolidated results of operations and financial position. See Note 6 regarding disclosures about the Company's warranty costs.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk


The Company's primary exposure to market risk is related to the variability in interest rates associated with the $52.0 million outstanding under its term loan and with any amounts outstanding under its $25 million revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the agreement. Principally all of the borrowings under the term loan are locked in at approximately 4.4% until April 2004, when the underlying LIBOR contract is up for renewal. At December 31, 2003, the Company had no amounts outstanding under its line of credit and was one payment ahead of schedule on its term debt. A 1% change in the interest rate for the Company's credit facilities in place at December 31, 2003 would have resulted in a change in the Company's annual interest expense of approximately $603,000. The senior notes bear a fixed rate of interest and therefore are not subject to market risk. The Company does not hold derivative financial instruments or believe that material imbedded derivatives exist within its contracts.

As the Company has operations outside the United States of America, it is subject to foreign currency exchange risk. To date those risks have not had a material impact on the Company's results of operations or financial position.


Item 8. Financial Statements and Supplementary Data

The Company's consolidated financial statements for the three years ended December 31, 2003, together with the report of PricewaterhouseCoopers LLP dated February 27, 2004, are included elsewhere herein. See Item 15 for a list of the consolidated financial statements and consolidated financial statement schedule.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None

Item 9A. Control Procedures

The management of KCLLC carried out an evaluation, with the participation of its President and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, KCLLC's President and Chief Financial Officer concluded that KCLLC's disclosure controls and procedures were effective to ensure that information required to be disclosed by KCLLC in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in KCLLC's internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, KCLLC's internal control over financial reporting.

The management of Key Components Finance Corp. ("Finance Corp.") carried out an evaluation, with the participation of its President and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, Finance Corp.'s President and Chief Financial Officer concluded that Finance Corp.'s disclosure controls and procedures were effective to ensure that information required to be disclosed by Finance Corp. in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.


There has not been any change in Finance Corp.'s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, Finance Corp.'s internal control over financial reporting.

                                    PART III

Item 10. Directors, Executive Officers and Key Employees of the Company

The following table sets forth information with respect to the directors, executive officers and other key employees of the Company as of December 31, 2003. All directors and officers of the Company hold office until the annual meeting of stockholders next following their election, or until their successors are elected and qualified.


             Name           Age           Position
-----------------------    -----    ---------------------
John S. Dyson               61      Co-Chairman of the Board of Directors of KCI, KCLLC and Finance
                                    Corp.
Clay B. Lifflander          41      Co-Chairman of the Board of Directors of KCI, KCLLC and Finance
                                    Corp.
Robert B. Kay               41      Director of KCI, KCLLC and Finance Corp.  President of KCLLC and
                                    Finance Corp.
Alan Rivera                 41      Director of KCI and KCLLC, Vice President and Secretary of KCI
                                    and KCLLC.
George M. Scherer           50      Director of KCI and KCLLC, Vice President of KCI and President
                                    of BWE.
Philip E. Berney            40      Director of KCI and KCLLC.
Tom R. Wall, IV             44      Director of KCI and KCLLC.
Albert W. Weggeman          40      Chief Operating Officer and Vice President of KCLLC.
Keith A. McGowan            41      Chief Financial Officer and Vice President of KCLLC.
J. Marty O'Donohue          53      President of Marinco.
Daryl A. Lilly              43      President of Gits.


John S. Dyson has been Co-Chairman of the Board of Directors of the KCI, KCLLC and Finance Corp. since December 2003 and Chairman of the Board of Directors of such companies since their inception through December 2003. Since 1996, Mr. Dyson has been Chairman of the Board of Directors of Millbrook Capital Management ("Millbrook"), a management company providing executive level services to the Company under the Management Agreement. From 1996 to December 2001 he served as Chairman of the Mayor of the City of New York's Council of Economic Advisors. From 1994 to 1996, Mr. Dyson served as Deputy Mayor for Finance and Economic Development for the City of New York. From 1982 to 1993 Mr. Dyson was the Chairman of Dyson-Sinclair Associates, a management company and the predecessor of Millbrook. From 1976 to 1979, he served as Commissioner of the New York State Department of Commerce. Mr. Dyson was Vice Chairman of Dyson-Kissner-Moran Corporation from 1970 to 1975, at which time he was appointed to the position of Commissioner of the New York State Department of Agriculture.

Clay B. Lifflander has served as a director of KCI and KCLLC since their inception. In December 2003, Mr. Lifflander was elected Co-Chairman of the Board of Directors of KCI, KCLLC and Finance Corp. Mr. Lifflander served as the Company's Chief Executive Officer from November 1999 until his resignation on December 30, 2003. Before November 1999, Mr. Lifflander had been President of KCI since its inception. Mr. Lifflander has been President of Millbrook since 1995, and from 1994 to 1995, Mr. Lifflander was President of the New York City Economic Development Corporation. Previously, Mr. Lifflander was Managing Director in the Mergers and Acquisitions Group at Smith Barney Inc., where he worked from 1984 to 1994.

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

Mr. Albert W. Weggeman joined the Company in March 2001 as Vice President of Operations. During February 2003, Mr. Weggeman was promoted to Chief Operating Officer. From November 1997 to March 2001, Mr. Weggeman held positions in General Electric Company ("GE") Industrial Systems division as Manager - Mergers & Acquisitions, and most recently as President and General Manager of Midwest Electric (a GE subsidiary). Prior to GE, Mr. Weggeman was the Director of Marketing for Norton Coated Abrasives.

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

J. Marty O'Donohue has been President of KCI's Specialty Electrical Group since December 1998. Mr. O'Donohue was President of Marinco from February 2001 until November 1998. Prior to joining Marinco he held senior management positions with GardenAmerica Corporation, Epyx and Crown Zellerbach Corporation.

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

Code of Ethics

On March 10, 2004, the Board of Directors of the Company adopted a Code of Ethics applicable to its President, Chief Financial Officer and Chief Operating Officer. The Code of Ethics is filed as a an exhibit to this Form 10-K.

Audit Committee Financial Expert

Since the Company is not a listed issuer, it is under no requirement to have an audit committee. The Board of Directors believes it can conduct all of the functions of an audit committee without unduly burdening the duties and responsibilities of the Board members.

The Board of Directors of the Company has determined that Philip E. Berney meets the SEC definition of an "audit committee financial expert." Mr. Berney is not "independent" as such term is used under the Securities Exchange Act of 1934. The Board of Directors of the Company has further determined that each of the other members of the Board of Directors has significant finance or accounting experience as a result of their experience or background.

Item 11. Executive Compensation

                           SUMMARY COMPENSATION TABLE

The summary table sets forth information with respect to the compensation of each of the named executive officers and key employees for services provided in all capacities to the Company for the three years in the period ended December 31, 2002.

                                                                               Long Term
                                        Annual Compensation                   Compensation
                                                                                 Awards
                                                                                 Number
                                                                              Securities of
  Name and Principal                                         Other Annual    Underlying Options
       Position          Year      Salary       Bonus        Compensation          (2)
-----------------------  ----     --------    --------       ------------     -----------------
Clay B. Lifflander
  (1) (2), Chief
  Executive Officer      2003    $       --   $        --      $     --               --
                         2002    $       --   $        --      $     --               --
                         2001    $       --   $        --      $     --               --


Robert B. Kay (4)
  President              2003    $  320,906   $        -- (5)  $     --               --

                         2002    $  304,999   $    75,000      $     --               --

                         2001    $  295,000   $        --      $     --               --


Alan L. Rivera (1),
  Secretary              2003    $       --   $        --      $     --               --

                         2002    $       --   $        --      $     --               --

                         2001    $       --   $        --      $     --               --


Albert W. Weggeman
  (4), Chief
  Operating Officer      2003    $  225,200   $        -- (5)  $     --               --


                         2002    $  216,749   $    45,000      $     --            2,500

                         2001    $  174,262   $    54,250      $     --            5,000

Keith A. McGowan,
  Chief Financial
    Officer              2003    $  186,854   $        -- (5)  $     --               --

                         2002    $  176,249   $    35,000      $     --            1,000

                         2001    $  170,000   $       --       $     --              192

George M. Scherer
    (4), President of
    BWE                  2003    $  254,000   $        -- (5)  $     --               --

                         2002    $  254,000   $    35,625      $     --               --

                         2001    $  225,000   $    26,144      $     --               --


(1) The salaries of Clay B. Lifflander and Alan L. Rivera are paid by Millbrook Capital Management, Inc. ("Millbrook") pursuant to the terms of a Management Agreement. See "Certain Relationships and Related Transactions --Management Agreement."

(2) Effective on December 30, 2003, Mr. Lifflander resigned as Chief Executive Officer of KCLLC and Key Components Finance Corp.

(3) Long terms awards related to options granted to purchase KCI common stock.

(4) The Company is a party to employment agreements with certain of its key employees.

(5) The 2003 bonuses for Robert B. Kay, Albert W. Weggeman, George M. Scherer and Keith McGowan have yet to be determined. The bonuses of these individuals are determined based on certain performance goals and are at the discretion of the Board of Directors of KCLLC.

             AGGREGATED OPTION/SAR EXERCISES DURING FISCAL 2003 AND
                           YEAR END OPTION/SAR VALUES

The following table provides information related to the number and value of options held by the named executive officers at December 31, 2003.


                           Number of Securities underlying Unexercised    Value of Unexercised In-the-Money Options
                                       Options at Year End                             at Year End (1)
                          ---------------------------------------------- ---------------------------------------------
          Name                 Exercisable           Unexercisable            Exercisable           Unexercisable
          ----            ---------------------- ----------------------- ---------------------- ----------------------
Clay B. Lifflander               10,000                  20,000                   $     -              $    -
Robert B.Kay                     30,000                  20,000                 1,300,000                   -
George M. Scherer                 1,333                   2,667                         -                   -
Alan L. Rivera                    2,500                   5,000                         -                   -
Albert W. Weggeman                1,944                   5,556                         -                   -
Keith A. McGowan                  5,178                   4,064                   116,000                   -


(1) Assumes management's estimate of fair market value of $100.00 per share of common stock at December 31, 2003.

The Company did not grant any securities to the named executive officers during the year ended December 31, 2003.

Employment and Related Agreements

The employment agreement with Robert B. Kay, President of the Company, is dated March 1, 1999, terminates March 1, 2004 and provides for, among other things, a base salary of $250,000 per annum with yearly increases based on the consumer price index or merit increases, an annual incentive bonus, at the discretion of the Board of Directors based upon Mr. Kay and the Company reaching certain performance goals, a car allowance, and vacation and benefits commensurate with the plans and programs generally offered by the Company to employees of the same level and responsibility of Mr. Kay. At December 31, 2003, Mr. Kay's annual base compensation was $325,000. The agreement also provides that Mr. Kay will not compete with the Company for two years after termination of his agreement and contains certain confidentiality provisions. The Company is currently negotiating a new agreement with Mr. Kay.

In March 2001, the Company signed an employment agreement with Albert W. Weggeman, the Company's Senior Vice President of Operations, which terminates in March 2006. The agreement provides for a base salary of $212,500 per annum and entitles Mr. Weggeman to merit increases in his compensation after one year of service. As of December 31, 2003 Mr. Weggeman's annual base compensation was $240,000. In addition, the agreement provides for incentive compensation based on the performance of the Company and Mr. Weggeman. The agreement provides for vacation and benefits commensurate with the plans and programs generally offered by the Company to employees of the same level and responsibility of Mr. Weggeman. The agreement also provides that Mr. Weggeman will not (i) compete with Company for two years after termination of his agreement, and (ii) at any time following the termination of the agreement directly or indirectly contact or do business with any customers of the Company as defined in the agreement.

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

1998 Long-Term Incentive Plan

KCI's 1998 Incentive Compensation Plan (the "1998 Plan") was adopted to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants of KCI, KCLLC and its subsidiaries and to promote the success of the Company's business. Options granted under the 1998 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. In addition, stock appreciation rights, and restricted stock awards and other stock-based awards may be granted under the 1998 Plan. No further grants will be made under the 1998 Plan. As of December 31, 2003, options to purchase an aggregate of approximately 52,000 shares were outstanding under the 1998 Plan at a weighted average exercise price of approximately $41 per share, of which all were currently exercisable.

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

Key Components Stock Incentive Plan

In May 2000, the Company adopted the Key Components, Inc. Stock Incentive Plan (the "KCI Plan"). Approximately 205,000 shares of KCI's Common Stock have been reserved for options issued under the KCI Plan. Options granted under the 1998 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. At December 31, 2003, the Company had options for approximately 139,000 shares of common stock at a weighted average exercise price of approximately $116 per share outstanding under the Plan. Options for approximately 45,000 were vested as of December 31, 2003. Options for 5,700 shares vest over the next three years. The options for the approximately 88,000 remaining shares vest only after a change in control of the Company and if KCI's Preferred Shareholders obtain a targeted return on their investment. The Company would take a charge to earnings for the accretion in value upon the date that the Company is reasonably assured that such criteria would be satisfied.

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

At December 31, 2003, approximately 94% of the plans' assets are invested in cash and cash equivalents and 6% are invested in equities. At December 31, 2002, approximately 0.4% of the plans' assets were invested in cash and cash equivalents, 54% were invested in equities and 45.6% were invested in fixed income securities and annuities.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Company is comprised of KCLLC, a Delaware corporation which is a parent holding company for its wholly owned subsidiaries, including Key Components Finance Corp. KCI holds the entire member interests in KCLLC. KCI has no material assets other than its interest in KCLLC and has no operations. The following table sets forth information concerning the beneficial ownership of KCLLC membership interests, as of February 27, 2004 of (i) each person known to own beneficially more than 5% of KCI's outstanding Common Stock, (ii) by each director, executive officer and key employee of the Company and/or any of its subsidiaries and (iii) all such directors, executive officers, and key employees as a group.

                                                                  Common Stock Beneficially Owned
                                                             ---------------------------------------------
     Beneficial Owner                Address                        Shares (1)                % (2)
----------------------------- ------------------------------ ---------------------------- ----------------
John S. Dyson                 Key Components, LLC
                                200 White Plains Road                223,932 (3)               58.6%
                                Tarrytown, NY 10591

Clay B. Lifflander            Key Components, LLC
                                200 White Plains Road                183,447 (3)(4)            46.8%
                                Tarrytown, NY 10591

Robert B. Kay                 Key Components, LLC
                                200 White Plains Road                 30,000(5)                7.3%
                                Tarrytown, NY 10591

Alan L. Rivera                Key Components, LLC
                                200 White Plains Road                 17,262 (6)               4.5%
                                Tarrytown, NY 10591

George M. Scherer             Key Components, LLC
                                200 White Plains Road                 54,190 (7)               14.1%
                                Tarrytown, NY 10591

Philip E. Berney              Kelso & Co.                            918,065(8)                70.6%
                              320 Park Avenue
                              New York, NY 10022

Thomas R. Wall, IV            Kelso & Co.                            918,065(8)                70.6%
                              320 Park Avenue
                              New York, NY 10022

Kelso & Co.                   Kelso & Co.                            918,065(8)                70.6%
                              320 Park Avenue
                              New York, NY 10022

Albert W. Weggeman            Key Components, LLC                      2,222(9)                0.6%
                                200 White Plains Road
                                Tarrytown, NY 10591

Keith A. McGowan              Key Components, LLC
                                200 White Plains Road                  5,512(10)               1.4%
                                Tarrytown, NY 10591

All Officers and
  Directors (9 persons)         Key Components, LLC
                                200 White Plains Road              1,321,353 (11)              97.8%
                                Tarrytown, NY 10591
----------------------------- ------------------------------ ---------------------------- ----------------


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

(4) Includes 464 shares of KCI Common Stock owned of record by trusts for the benefit of Mr. Lifflander's minor children, or which Mr. Lifflander is a trustee and 113,279 shares of KCI Common Stock owned of record by the Dyson Trusts, of which Mr. Lifflander is a trustee. Also includes vested options to purchase 10,000 shares of KCI Common Stock.

(5) Represents vested options to purchase 30,000 shares of KCI Common Stock. See "Executive Compensation."

(6) Includes vested options to purchase 2,500 shares of KCI Common Stock. See "Executive Compensation."

(7) Includes vested options to purchase 1,333 shares of KCI Common Stock. See "Executive Compensation."

(8) Includes 918,065 shares of KCI Preferred Stock owned by Kelso and its affiliates, which are convertible at the option of the holder into 918,065 shares of KCI Common Stock.

(9) Represents vested options to purchase 2,222 shares of KCI Common Stock. See "Executive Compensation"

(10) Represents vested options to purchase 5,512 shares of KCI Common Stock. See "Executive Compensation"

(11) Includes 113,279 shares of KCI Common Stock owned of record by the Dyson Trusts and 464 shares of KCI common stock owned of record by trusts for the benefit of Mr. Lifflander's minor children, of which Mr. Lifflander is a trustee and 918,065 shares of KCI Preferred Stock owned by Kelso and its affiliates.

The following table provides information as of December 31, 2003 about KCI's common stock that may be acquired upon the exercise of options outstanding under existing compensation plans.


                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                           Number of securities
                                                                                           remaining available
                                      Number of securities to be     Weighted-average      for future issuance
                                       issued upon exercise of      exercise price of     under equity compensation
                                         outstanding options,       outstanding options,  plan (excluding securities
     Plan category                       warrants and rights        warrants and rights   referenced in column (a))
-------------------------------        -------------------         -------------------    ---------------------------
Equity compensation plans
approved by security holders:
1998 Incentive Plan                            51,803                      $ 41                       None
KCI Stock Incentive Plan                      139,034                      $116                      65,845
Equity compensation plans
not approved by security holders                None                       None                       None
                                       -------------------         -------------------    ---------------------------
         Total                                190,837                      $ 96                      65,845
                                       -------------------         -------------------    ---------------------------


Item 13. Certain Relationships and Related Transactions

ESP Lease

The Company rented its former Leominster, Massachusetts manufacturing facility under an operating lease agreement entered into with a company that is co-owned by the former President of ESP and a former shareholder of KCI. The lease expired on May 31, 2003 in accordance with its terms. Rental payments for the three years ended December 31, 2003 were approximately $91,000, $217,000, and $213,000, respectively.


BWE Lease

The Company rents one of its manufacturing facilities under an operating lease agreement entered into with a company which is co-owned by George Scherer who is a member of the Board of Directors of KCI and KCLLC, a shareholder of KCI and the President of BWE. The terms of the lease, which expires December 31, 2008, provide for annual rent increases of 5%. Rental payments amounted to $176,000, $167,000 and $159,000 in Fiscal 2003, 2002 and 2001, respectively.

Management Agreement

KCLLC pays management fees to Millbrook, a party related to John S. Dyson, Chairman of the Boards of KCI and KCLLC and a shareholder of KCI. The Company recorded management fees related to Millbrook of $175,000, $175,000 and $920,000 for Fiscal 2003, 2002 and 2001, respectively. In 2000, as part of a recapitalization of the Company, KCI and Kelso entered into an Advisory Agreement. As part of the Advisory Agreement, KCI is required to pay a $325,000 annual management fee to Kelso. Also as part of the recapitalization, Millbrook agreed with Kelso to a reduced management fee, commencing in Fiscal 2002, of $175,000 plus amounts paid to Kelso. Kelso agreed that amounts paid by Millbrook to Kelso out of management fees received by Millbrook from KCI or KCLLC would offset KCI's obligation to Kelso under the Advisory Agreement between Kelso and KCI.


Item 14. Principal Accounting Fees and Services.

Fees billed to the Company from PricewaterhouseCoopers LLP, the Company's principal accountant, was as follows:

         Year ended December 31,                     2003                   2002
------------------------------------------- ----------------------------------------------
Services :                                                 (In thousands)
Audit Fees                                                $292,500               $259,100
Audit related fees (1)                                      10,624                 20,041
Tax Service fees (2)                                       218,968                139,025
Other fees (3)                                              87,502                 23,000
------------------------------------------- ----------------------- ----------------------
                                                          $609,594               $441,166
------------------------------------------- ----------------------- ----------------------

       (1) Primarily relates to services provided to perform statutory audits of foreign operations.
       (2) Primarily relates to review of the Company's annual tax filing, consulting related to the Company's acquisition activities and consulting on tax matters related to foreign operations.
       (3)    Due diligence services related to target acquisitions.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                Form 10-K Page
                                                                --------------
(a)      Documents filed as part of the Form 10-K
         (1)  Financial Statements:
         Report of Independent Auditors                               37
         Consolidated Balance Sheets at
           December 31, 2003 and 2002                                 38
         Consolidated Statements of Income
           for the three years ended December 31, 2003                39
         Consolidated Statements of Stockholders' Equity
           for the three years ended December 31, 2003                40
         Consolidated Statements of Cash Flows for the
           three years ended December 31, 2003                        41
         Consolidated Statements of Comprehensive
           Income for the three years ended December 31, 2003         42
         Notes to Consolidated Financial Statements                  43-64

         (2)  Financial Statement Schedules:
         Valuation and Qualifying Accounts (Schedule II)              65

(b)      Reports on Form 8-K

         (1) Form 8-K dated November 7, 2003 Press Release dated November 7, 2003, announcing financial results for the quarter ended September 30, 2003 (furnished pursuant to Item 12 of Form 8-K, under Item 9 of such Report).

(c)      Exhibits
         See list of exhibits on page                                 34

(d)      Financial Statement Schedules
         See (a)(2) above                                             65

                                  EXHIBIT INDEX


Exhibit                                          Description                                               Reference
-------          --------------------------------------------------------------------------------------    --------
2.1              Agreement and Plan of Merger.                                                               (1)
2.2              Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 28, 1998.         (1)
2.1              Agreement and Plan of Merger, dated as of May 26, 2000                                     (11)
2.2              Amendment No. 1 to the Agreement and Plan of Merger, dated as of September 18, 2000        (11)
2.3              Amendment No. 2 to the Agreement and Plan of Merger, dated as of October 6, 2000           (11)
2.4              Letter of Transmittal relating to surrendered Shares.                                       (7)
3.1              Certificate of Formation of KCLLC.                                                          (2)
3.2              Limited Liability Company Agreement of KCLLC.                                               (2)
3.3              Certificate of Incorporation of Finance Corp.                                               (2)
3.4              By-Laws of Finance Corp.                                                                    (2)
3.5              Amended and Restated Limited Liability Company Operating Agreement of KCLLC, dated          (5)
                 as of September 1, 1999.
4.1              Indenture, dated as of May 28, 1998, by and among KCLLC, Finance Corp, BWE, Hudson,         (2)
                 ESP and United States Trust Company of New York, as trustee.
4.2              Form of 10 1/2% Senior Notes, Due 2008 (filed as part of Exhibit 4.1).                      (2)
4.3              Exchange and Registration Rights Agreement, dated May 20, 1998, among KCLLC, Finance        (2)
                 Corp, BWE, Hudson, ESP and Societe Generale Securities Corporation.
4.4              Supplemental Indenture, dated as of August 31, 1999, among KCLLC, Finance Corp, Gits        (5)
                 Manufacturing Co., LLC Marine Industries, LLC, Turner Electric, LLC, Hudson Lock,
                 LLC, BWE Manufacturing, LLC, ESP Lock, LLC and United States Trust Company.
4.5              Amendment to Indenture dated August 31, 1999, among KCI and certain of its                  (5)
                 subsidiaries and United States Trust Company.
10.1             Purchase Agreement among KCLLC, Finance Corp, BWE, Hudson, ESP and Societe Generale         (2)
                 Securities Corporation, dated May 20, 1998.
10.2             Form of 10 1/2% Senior Notes, issued by KC LLC and Finance Corp. to certain                 (2)
                 purchasers, and dated as of May 28, 1998 (filed as part of Exhibit 4.1).
10.7*            1998 Long-Term Incentive Plan of KCI.                                                       (2)
10.8*            Management Agreement, dated May 28, 1998, with Millbrook Capital Management Inc.            (2)
10.9             Lease, dated January 1, 1989, between BWE and Empire Realty Company.                        (2)
10.12            Lease of Real Property, dated June 1, 1993, between ESP and Massachusetts Colony            (2)
                 Corporation.
10.22            Form of Amended and Restated Guarantor Security Agreement, dated as of January 19,          (3)
                 1999, made by BW Elliott Manufacturing Co., Inc., Hudson Lock, Inc., ESP Lock
                 Products Inc., KCI Acquisition Corp., Valley Forge Corporation, Cruising Equipment
                 Company, Force 10 Marine Ltd., Gits Manufacturing Company, Inc., Glendinning Marine
                 Products, Inc., Atlantic Guest, Inc., Heart Interface Corporation, Marine Industries
                 Company, Multiplex Technology, Inc., Turner Electric Corporation, VFC Acquisition
                 Company, Inc., and Valley Forge International Corporation in favor of Societe
                 Generale.
10.24*           Form of Employment Agreement between the Company, Millbrook and Robert Kay, dated           (4)
                 March 1, 1999.
10.25            Share Purchase Agreement among KCI, KCLLC, SGCP and Keyhold dated August 12, 1999.          (5)
10.26            Registration Rights Agreement of KCLLC, dated as of September 1, 1999, among KCI,           (5)
                 KCLLC, SGCP and Keyhold.
10.27            Shareholders Agreement dated as of September 1, 1999, among KCLLC, KCI, SGCP,               (5)
                 Keyhold and certain other shareholders of KCI.

10.30            Stock Purchase Agreement dated February 24, 2000 by and between Trace Holdings LLC          (6)
                 and KCLLC and KCLLC Holdings, Inc. with respect to all outstanding capital stock of
                 Heart and Cruising.
10.31            Amended  Stock  Purchase  Agreement  dated  February  24,2000  by and  between  Trace       (8)
                 Holdings  LLC and KCLLC and KCLLC  Holdings,  Inc.  with  respect to all  outstanding capital stock of Heart and Cruising.
10.32            Recapitalization  agreement among Kelso Investment  Associates VI, L.P., KEP VI, LLC,       (9)
                 Key Components,  Inc., the shareholders of Key Components, Inc., and SGC Partners II,
                 LLC dated May 8, 2000.
10.33            Credit and Guaranty  Agreement,  dated as of September 29, 2000 among Key Components,      (10)
                 LLC, as Borrower, certain of its Subsidiaries and Equity Holders, as Guarantors,
                 Certain Financial Institutions and Other Persons, as Lenders, First Union National
                 Bank, as Administrative Agent for the Lenders, and Societe Generale, as
                 Syndication Agent for the Lenders.
10.34            Key Components, LLC Pledge Agreement, dated as of November 21, 2000, by Key                 (7)
                 Components, LLC and in favor of First Union National Bank.
10.35            Key Components, Inc. Pledge Agreement, dated as of November 21, 2000, by Key                (7)
                 Components, Inc. and in favor of First Union National Bank.
10.36            KCI Merger Corp. Pledge Agreement, dated as of November 21, 2000, by KCI Merger             (7)
                 Corp. and in favor of First Union National Bank.
10.37            Guarantor Security Agreement, dated as of November 21, 2000, made by B.W. Elliott           (7)
                 Manufacturing Co., LLC, Hudson Lock, LLC, ESP Lock Products, LLC, Gits Manufacturing
                 Company, LLC, Atlantic Guest, Inc., Guest Building, LLC, Marine Industries Company,
                 LLC, Turner Electric, LLC, KCLLC  Holdings, Inc. VFC  Acquisition Company, Inc.,
                 Keyhold, Inc., Key Components, Inc., KCI Merger Corp., Acme Electric Corporation,
                 Acme-URDC, Inc., Acme Electric Mexico Holdings, I, Inc., Acme Electric Mexico
                 Holdings, II, Inc., and in favor of First Union National Bank.
10.38*           Employment Agreement between KCI and Albert W. Weggeman dated as of March 9, 2001          (13)
10.39*           Employment Agreement between KCI and George M. Scherer dated as of December 1, 2001        (13)
10.40            First Amendment to the Credit Agreement, dated June 28, 2002,                              (14)
                 among KCLLC, the Lenders (as defined) and Wachovia Bank,
                 National Association
10.41*           Key Components, Inc. Stock Incentive Plan                                                  (15)
                 Second Amendment to the Credit Agreement, dated October 31, 2003, among KCLLC, the         (16)
10.42            Lenders (as defined) and Wachovia Bank, National Association
14.1             Code of Ethics                                                                             (17)
20.1             Notice of Merger, dated November 21, 2000.                                                  (7)
21.1             List of the Company's Subsidiaries.                                                        (15)
25.1             Form T-1 Statement of Eligibility of Trustee.                                               (2)
31.1             Rule 13a-14(a)/15d-14(a) Certifications of KCLLC                                           (17)
31.2             Rule 13a-14(a)/15d-14(a) Certifications of Finance Corp.                                   (17)
32.1             Section 1350 Certifications of KCLLC and Finance Corp.                                     (17)


       * Management agreement or compensatory plan.

(1) Previously filed with the Company's Schedule 14D-1, filed on December 9, 1998 (Commission File No.5-13949) and incorporated herein by reference.

(2) Previously filed with the Company's registration statement on Form S-4 (File No. 333- 59675), which was declared effective on November 9, 1998 and incorporated herein by reference.

(3) Previously filed with the Company's Current Report on Form 8-K (File No. 333-58675-01), filed February 3, 1999 and incorporated herein by reference.
(4) Previously filed with the Company's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
(5) Previously filed with the Company's Form 10-Q for the three months ended March 31, 1999 and incorporated herein by reference.
(6) Previously filed with the Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(7) Previously filed with the Company's Form 8-K filed on December 6, 2000 and incorporated herein by reference.
(8) Previously filed with the Company's Form 8-K filed on April 19, 2000 and incorporated herein by reference. (9) Previously filed with the Company's Form 10-Q for the six months ended June 30, 2000 and incorporated herein by reference.
(10) Previously filed with the Company's Form 10-Q for the nine months ended September 30, 2000 and incorporated herein by reference.
(11) Previously filed with Schedule 14A of Acme, filed October 12, 2000 (Commission File No. 001-08277) and incorporated herein by reference.
12) Previously filed with the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(13) Previously filed with the Company's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(14) Previously filed with the Company's Form 10-Q for the six months ended June 30, 2002 and incorporated herein by reference.
(15) Previously filed with the Company's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(16) Previously filed with the Company's Form 10-Q for the nine months ended September 30, 2003 and incorporated herein by reference.
(17)   Filed herein.

                         Report of Independent Auditors

To the Board of Directors and Member of
 Key Components, LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Key Components, LLC and its subsidiaries at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.





/s/PricewaterhouseCoopers LLP
-----------------------------

PricewaterhouseCoopers LLP



Stamford, Connecticut
February 27, 2004

                                                             Key Components, LLC
                                                                and subsidiaries


                                                     Consolidated Balance Sheets
                                                                  (in thousands)

 December 31,                                                                  2003        2002
 ----------------------------------------------------------------------- ----------- -------------
 Assets
 Current:
    Cash                                                                  $   3,872   $   2,879
    Accounts receivable, net of allowance for doubtful accounts of
       $1,860 and $1,459 in 2003 and 2002, respectively                      26,171      21,447
    Inventories                                                              28,691      29,623
    Prepaid expenses and other current assets                                 2,215       2,800
    Prepaid income taxes                                                          -       3,400
    Deferred income taxes                                                     5,781       5,295
 ----------------------------------------------------------------------- ----------- -------------
         Total current assets                                                66,730      65,444
 Property, plant and equipment, net                                          24,167      23,883
 Goodwill, net                                                               80,165      95,554
 Deferred financing costs, net                                                3,370       4,364
 Prepaid pension cost                                                         2,684       3,021
 Deferred income taxes                                                        4,184           -
 Other assets                                                                   779         448
 ----------------------------------------------------------------------- ----------- -------------
                                                                           $182,079    $192,714
 ----------------------------------------------------------------------- ----------- -------------
 Liabilities and Member's Equity
 Current liabilities:
    Current portion of long-term debt                                      $ 12,196   $   7,225
    Accounts payable                                                         11,855       9,940
    Accrued compensation                                                      4,732       4,098
    Accrued expenses                                                          7,047       7,087
    Accrued income taxes                                                      1,467           -
    Accrued interest                                                          1,102         713
 ----------------------------------------------------------------------- ----------- -------------
         Total current liabilities                                           38,399      29,063

 Long-term debt                                                             120,561     136,619
 Accrued lease costs                                                            404         469
 Deferred income taxes                                                            -         579
 Other long-term liabilities                                                  1,335         940
 ----------------------------------------------------------------------- ----------- -------------
         Total liabilities                                                  160,699     167,670
 Commitments and contingencies (Notes 2 and 8)
 Member's equity                                                             21,380      25,044
 ----------------------------------------------------------------------- ----------- -------------
                                                                           $182,079    $192,714
 ----------------------------------------------------------------------- ----------- -------------

                    See accompanying notes to consolidated financial statements.

                                                             Key Components, LLC
                                                                and subsidiaries


                                           Consolidated Statements of Operations
                                                                  (in thousands)

 Year ended December 31,                                           2003         2002         2001
 ----------------------------------------------------------- ----------- ------------- -----------
 Net sales                                                     $197,290     $187,943     $193,817
 Cost of goods sold                                             127,879      117,962      123,005
 ----------------------------------------------------------- ----------- ------------- -----------
            Gross profit                                         69,411       69,981       70,812

 Selling, general and administrative expenses                    41,457       38,689       40,802
 Amortization of goodwill                                             -            -        3,558
 Cumulative adjustment for Aerospace                                  -            -         (721)
 Goodwill Impairment                                             17,374       12,350            -
 Other operating expenses                                         1,514        1,487          311
 ----------------------------------------------------------- ----------- ------------- -----------
            Income from operations                                9,066       17,455       26,862

 Interest expense                                               (12,338)     (13,301)     (16,573)
 ----------------------------------------------------------- ----------- ------------- -----------
     (Loss) income before provision for income taxes and
        cumulative effect of change in accounting principle      (3,272)       4,154       10,289
 Provision for income taxes                                         158        2,628        5,558
 ----------------------------------------------------------- ----------- ------------- -----------
 (Loss) income before cumulative effect of change in             (3,430)       1,526        4,731
 accounting principle
 Cumulative effect of change in accounting principle, net
    of income taxes of $3,013                                         -       (8,157)           -
 ----------------------------------------------------------- ----------- ------------- -----------
 Net (loss) income                                            $  (3,430) $    (6,631)   $   4,731
 ----------------------------------------------------------- ----------- ------------- -----------

                    See accompanying notes to consolidated financial statements.

                                                             Key Components, LLC
                                                                and subsidiaries


                                      Consolidated Statements of Member's Equity
                                                                  (in thousands)

 Year ended December 31,                         2003        2002       2001
 ------------------------------------------ ------------ ---------- -----------
 Member's equity, beginning of year           $25,044     $31,675    $27,850
 Capital distributions                           (100)          -       (906)
 Minimum pension liability, net of tax           (134)          -          -
 Net (loss) income                             (3,430)     (6,631)     4,731
 ------------------------------------------ ------------ ---------- -----------
 Member's equity, end of year                 $21,380     $25,044    $31,675
 ------------------------------------------ ------------ ---------- -----------

                    See accompanying notes to consolidated financial statements.

                                                             Key Components, LLC
                                                                and subsidiaries


                                           Consolidated Statements of Cash Flows
                                                                  (in thousands)

 Year ended December 31,                                          2003           2002           2001
 ----------------------------------------------------------- ------------ --------------- -------------
 Cash flows from operating activities:
    Net (loss) income                                          $(3,430)    $   (6,631)     $   4,731
    Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
         Cumulative effect of change in accounting
            principle                                                -          8,157              -
         Goodwill Impairment                                    17,374         12,350              -
         Provision for doubtful accounts                           591            483            570
         Depreciation and amortization                           4,704          5,012          9,056
         Amortization of deferred finance costs                    994            977            933
         Writedown of deferred finance costs                         -            145              -
         Deferred income taxes                                  (5,057)        (2,740)         1,207
          (Increase) decrease in
           (net of effects of acquisitions):
               Accounts receivable                              (4,401)         3,399          4,214
               Inventories                                       1,689            789          6,985
               Prepaid expenses and other assets                 4,395            420          2,662
          Increase (decrease) in
            (net of effects of acquisitions):
               Accounts payable                                  1,650            816         (3,419)
               Accrued expenses and other liabilities            1,856           (801)        (5,007)
 ----------------------------------------------------------- ------------ --------------- -------------
            Net cash provided by operating activities           20,365         22,376         21,932
 ----------------------------------------------------------- ------------ --------------- -------------
 Cash flows from investing activities:
    Business acquisition, net of cash acquired                  (4,548)             -              -
    Capital expenditures                                        (3,637)        (2,719)        (4,131)
    Cash provided by assets held for sale                            -            364            666
 ----------------------------------------------------------- ------------ --------------- -------------
            Net cash used in investing activities               (8,185)        (2,355)        (3,465)
 ----------------------------------------------------------- ------------ --------------- -------------
 Cash flows from financing activities:
    Payments of term debt, notes payable and other
       obligations                                             (13,087)       (21,993)       (19,056)
    Proceeds from issuance of debt                               2,000              -          2,800
    Deferred financing costs                                         -           (229)             -
    Capital withdrawals                                           (100)             -           (906)
 ----------------------------------------------------------- ------------ --------------- -------------
            Net cash used in financing activities              (11,187)       (22,222)       (17,162)
 ----------------------------------------------------------- ------------ --------------- -------------
 Net increase (decrease) in cash and cash equivalents              993         (2,201)         1,305
 Cash and cash equivalents, beginning of year                    2,879          5,080          3,775
 ----------------------------------------------------------- ------------ --------------- -------------
 Cash and cash equivalents, end of year                         $3,872      $   2,879      $   5,080
 ----------------------------------------------------------- ------------ --------------- -------------

                    See accompanying notes to consolidated financial statements.

                                                             Key Components, LLC
                                                                and subsidiaries


                                 Consolidated Statements of Comprehensive Income
                                                                  (in thousands)




 Year ended December 31,                             2003          2002         2001
 ---------------------------------------------- ------------ -------------- -----------
 Net (loss) income                                $  (3,430)  $    (6,631)   $   4,731

 Minimum pension liability, net of tax                 (134)            -            -

 ---------------------------------------------- ------------ -------------- -----------
 Comprehensive (loss) income                      $  (3,564)      $(6,631)      $4,731
 ---------------------------------------------- ------------ -------------- -----------

                    See accompanying notes to consolidated financial statements.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements


   1.       Organization and Significant Accounting Policies

            Basis of Presentation and Nature of Operations

            The consolidated financial statements as of and for the three years ended December 31, 2003 include the financial statements of Key Components, LLC ("KCLLC"), a Delaware corporation and its wholly-owned subsidiaries (collectively the "Company") from their respective dates of acquisition. All significant intercompany transactions have been eliminated.

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

            KCLLC's assets are limited to the Company's corporate office and its investments in its subsidiaries. KCLLC's financial statements include the related expenses of operating the Company's corporate office. At December 31, 2003, KCLLC was wholly-owned by Key Components, Inc. ("KCI"), a New York corporation. KCI holds no other assets other than its investment in KCLLC and has no operations.

            Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company that are subject to change include, but are not limited to, provision for doubtful accounts, inventory obsolescence, fair value estimates in conjunction with the Company's fair value testing of its recorded goodwill, warranty costs accrued, the acquisition related accruals, and the estimated liabilities related to the pension plans of the Company (Note 10). Actual results could differ from the estimates used by the Company.

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

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements


            Property, Plant and Equipment

            Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized, while maintenance and repairs that do not improve or extend the life of the asset are expensed in the period they occur. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:


           -----------------------------------   ----------------------------
           Buildings and improvements                          20 - 40 years
           Equipment                                            3 - 10 years
           Furniture and fixtures                               3 - 10 years
           Leasehold improvements                Shorter of term of lease or
                                                    useful life of the asset
           -----------------------------------   ----------------------------



            Intangibles

            Intangibles, which are included in other assets, primarily consist of costs associated with a licensing agreement and covenants not to compete arising from business acquisitions. These assets are being amortized on a straight-line basis over the lives of the related agreements, which range from five to seven years. Amortization of intangibles charged to continuing operations amounted to approximately $34,000, $284,000 and $438,000 for 2003, 2002 and
            2001, respectively. Accumulated amortization at December 31, 2003 and 2002 was approximately $3.9 million for both periods.

            Long-lived Assets

            Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company evaluates the basis of its long-lived assets based on expectations of undiscounted cash flows related to those assets. Based on its most recent analysis, the Company believes that no impairment of its long-lived assets exists at December 31, 2003.


            Goodwill

            Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets. Through December 31, 2001 goodwill was being amortized on the straight-line method over thirty-five to forty years. Goodwill amortization for the year ended December 31, 2001 was approximately $3.6 million. Accumulated amortization at December 31, 2001 was approximately $10.3 million.

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

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements


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

            Upon the adoption of SFAS 142, the Company stopped recording goodwill amortization effective January 1, 2002. In June 2002, the Company completed the assessment of its reporting units and its initial assessment of impairment upon adoption. As a result, the Company identified one reporting unit in the mechanical engineered components ("MEC") business with a book value of goodwill that exceeded its fair market value, which was estimated using a valuation methodology that triangulates the discounted cash flows, market multiples and transactional multiples of the reporting units. In accordance with SFAS 142, the Company, during the second quarter 2003, estimated the amount of the impairment and recorded a cumulative effect of change in accounting principle, as of January 1, 2003, of approximately $7.8 million, net of taxes of approximately $3.4 million, to write down the goodwill associated with the Company's lock product line resulting from the market conditions of that product line. The Company, as prescribed by SFAS 142, finalized its impairment testing by comparing the implied fair value of the reporting unit's goodwill to its carrying value during the third quarter to determine the amount of the final impairment upon adoption of SFAS 142. As a result, the Company reduced the tax impact of the charge by approximately $353,000 to reflect the proper deferred tax basis of the adjusted goodwill.

            In December 2003 and 2002, in accordance with SFAS 142, the Company performed its required annual fair value testing of its recorded goodwill for its reporting units using a valuation approach consistent with the one used upon adoption of SFAS 142. As a result of the analyses, the Company recorded charges of approximately $17.4 and $12.4 million for the years ended December 31, 2003 and 2002, respectively, which is included in the Company's operating expenses, related to its lock reporting unit. Throughout 2003 and 2002 the lock product line experienced a continued decline of its fair value during those periods, primarily due to a deterioration of its results of operations and projected future financial results. In addition, market multiples assigned to this product line also declined during 2002. Through December 31, 2003, the Company's cumulative impairment of goodwill, all of which related to its lock product line, was approximately $40.9 million. At December 31, 2003, the Company had written off all the goodwill related to its lock product line.


            Changes to the Company's Goodwill for the two years ended December 31, 2003 are as follows:


  Year ended December 31,                                            2003           2002
  ------------------------------------------------------------  ----------  -------------
  Goodwill, beginning of year                                    $ 95,554       $119,067
  Cumulative effect in change in accounting principle                   -       (11,163)
  Acquisitions                                                      1,985              -
  Charges                                                        (17,374)       (12,350)
  ------------------------------------------------------------  ----------  -------------
  Goodwill, end of year                                          $ 80,165        $95,554
  ------------------------------------------------------------  ----------  -------------


           Deferred Financing Costs

           Debt issuance costs have been deferred and are being amortized on a straight-line basis over the lives of the financings. Amortization charged to continuing operations amounted to approximately $994,000, $977,000 and $933,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Accumulated amortization at December 31, 2003 and 2002 was approximately $4.1 million and $3.1 million, respectively. In addition, during 2002 the Company amended certain aspects of its borrowing agreement and expensed $145,000 of deferred financing costs.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements


            Income Taxes

            The Company's member, KCI, is a C corporation for tax purposes. For the three years ended December 31, 2003 the Company's provision reflects the C corporation taxes that its member is responsible for on the taxable income of the Company.

            Deferred income taxes have been recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amounts expected to be realized.

            Revenue Recognition

            The Company recognizes revenue principally upon shipment of products to customers, however no sooner than when title passes and all risk and rewards of ownership have been transferred. Reserves for estimated returns are established on the date of sale. Charges to customers for shipping are included in revenues while the Company includes the costs of shipping to its customers as part of its selling expenses.

            Warranty

            The Company records a liability for its expected claims under existing product warranty policies. The estimated accrual included in accrued expenses is based on the Company's historical warranty experience. For the years ended December 31, 2003 and 2002 the Company's warranty accrual changed as follows:

             Year ended December 31,                 2003          2002
             ---------------------------------- ----------  ------------
             Balance, beginning of year             $ 985         $ 821
             Additions                                331           200
             Addition of Arens                         65             -
             Charges                                  (9)          (36)
             ---------------------------------- ----------  ------------
             Balance, end of year                  $1,372         $ 985
             ---------------------------------- ----------  ------------



            Concentration of Credit Risk

            Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base includes customers in a multitude of industries. Some of its larger customers are focused in the marine, heavy truck, aerospace, lawn and garden and office furniture industries. Due to the distribution of its customer base amongst a large array of end user markets, management does not believe that a significant concentration of credit risk exists at December 31, 2003.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements


            Fair Value of Financial Instruments

            For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, management believes that the carrying amounts approximate fair value due to their short maturities. The estimated fair value of the Company's long-term debt is based on the current rates offered to the Company for debt of similar maturities and approximates carrying value at December 31, 2003. The Company's Senior Notes (Note 6) are currently market listed at approximately 102% of the their face value, however the market for the notes is highly inactive.


            New Accounting Pronouncements

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no material impact on the consolidated operations or financial condition of the Company.

            In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, except as defined in the SFAS. The adoption of SFAS 149 had no material impact on the consolidated operations or financial condition of the Company.

            In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities, which an enterprise holds a variable interest that is acquired before February 1, 2003. The adoption of FIN 46 had no material impact on the consolidated operations or financial condition of the Company.

            In November 2002, the FASB released FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee for guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company's adoption of the interpretation and valuation of future guarantees had no material impact on the Company's consolidated results of operations and financial position. See Note 1 regarding disclosures about the Company's warranty costs.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements


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


   2.       Acquisitions and Dispositions
            (a)   Arens Controls, LLC

            On March 3, 2003, the Company acquired the mechanical components business of Arens Controls, LLC for a purchase price of approximately $4.5 million and assumed liabilities of approximately $642,000. The Company recorded the estimated excess purchase price over net assets acquired of approximately $2.0 million as goodwill. Other intangibles acquired in the transaction were not material. The product line, which manufactures mechanical push-pull control solutions, was fully integrated into the Company's Binghamton, New York manufacturing facility in November 2003. The Company borrowed $2.0 million on its revolving credit facility to partially finance this acquisition.

            (b)   Acme Electric Corporation

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
                                 (In thousands)
         ------------------------------------------------------------------
         Net sales                                                  $4,988
         Cost of goods sold (including depreciation of $75)          3,367
                                                                  ---------
                  Gross profit                                       1,621

         Selling, general and administrative expenses
           (including depreciation of $33)                            900
         -------------------------------------------------------- ---------
                  Income from operations                              $721
         -------------------------------------------------------- ---------

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements

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


   3.     Inventories

          Inventories consist of:


        December 31,                                2003          2002
        -------------------------------------- -------------- -----------
                                                      (in thousands)
        Raw materials                            $12,969       $14,342
        Work-in-process                            7,804         7,734
        Finished goods                             7,918         7,547
        -------------------------------------- -------------- -----------
           Total inventory                       $28,691       $29,623
        -------------------------------------- -------------- -----------

  4.       Property, Plant and Equipment

           Property, plant and equipment consists of the following:

        December 31,                                 2003           2002
        --------------------------------------- --------------- ------------
                                                       (in thousands)
        Land, building and improvements           $   9,901      $   9,323
        Equipment                                    36,450         32,888
        Office and computer equipment                 2,440          2,241
        Furniture and fixtures and
         leasehold improvements                       1,485          1,463
        Construction-in-progress                        672            229
        --------------------------------------- --------------- ------------
                                                     50,948         46,144
        Less:  Accumulated depreciation             (26,781)       (22,261)
        --------------------------------------- --------------- ------------
                   Total property,
                     plant and equipment           $ 24,167       $ 23,883
        --------------------------------------- --------------- ------------


         Depreciation expense amounted to approximately $4.7 million, $4.7 million and $5.1 million for the years ended December 31, 2003, 2002, and 2001, respectively.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements

  5.   Operating Segments
       The Company conducts its operations through its two businesses, the manufacture and sale of electrical components and mechanical engineered components. The electrical components business ("EC") product offerings include power conversion products, specialty electrical components and high-voltage utility switches. The mechanical engineered components business ("MEC") manufactures flexible shaft products, turbo charger actuators and related componentry and specialty locks and related accessories.

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



       Segment information is as follows:
       --------------------------------------------- ------------------- --------------------- ----- ---------------- -----
       (In thousands)                                        EC                  MEC                      Total
       --------------------------------------------- ------------------- --------------------- ----- ---------------- -----
       Year ended December 31, 2003:
         Net sales from external customers              $117,777               $79,513                    $197,290
         Intersegment net sales                                -                    73                          73
         Segment profit - EBITDA                          21,769                (4,597)        (A)         (17,172)   (A)
         Segment assets                                  113,226                66,264                     179,490
         Goodwill, net                                    59,192                20,973                      80,165
         Depreciation and amortization                     2,184                 2,484                       4,668

         (A) Total EBITDA and EBITDA of the MEC
         business for the year ended December 31, 2003 includes goodwill impairment of approximately
         $17.4 million.

       Year ended December 31, 2002:
         Net sales from external customers              $121,051               $66,892                    $187,943
         Intersegment net sales                                -                   113                         113
         Segment profit - EBITDA                          21,298                 4,401         (B)          25,699    (B)
         Segment assets                                  110,561                75,516                     186,077
         Goodwill, net                                    59,192                36,362                      95,554
         Depreciation and amortization                     2,575                 2,405                       4,980


         (B) Total EBITDA and EBITDA of the MEC
         business for the year ended December 31, 2002 includes goodwill impairment of approximately $12.3 million.

       Year ended December 31, 2001:
         Net sales from external customers              $120,401              $ 73,416                    $193,817
         Intersegment net sales                                -                   135                         135
         Segment profit - EBITDA                          20,087                21,249                      41,336
         Segment assets                                   59,875                59,192                     119,067
         Goodwill, net                                   116,576               100,265                     216,841
         Depreciation and amortization                     3,916                 4,330                       8,246
       --------------------------------------------- ------------------- --------------------- ----- ---------------- -----

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements

       Reconciliation of Selected Segment Information to the Company's Consolidated Totals:

       Year ended December 31,                                        2003            2002          2001
       -------------------------------------------------------------- --------------- ------------- -------------------
       Profit or loss:
         Total profit from reportable segments - EBITDA               $17,172         $25,699       $ 41,336
         Reconciling items:
           Corporate administrative expenses                           (3,402)         (3,232)        (5,526)
           Depreciation and amortization                               (4,704)         (5,012)        (8,948)
           Interest expense                                           (12,338)        (13,301)       (16,573)
       -------------------------------------------------------------- --------------- ------------- -------------------
       Income from continuing operations before provision for
         income taxes                                                 $(3,272)        $ 4,154       $ 10,289
       -------------------------------------------------------------- --------------- ------------- -------------------




       December 31,                                                    2003                                 2002
       --------------------------------------------------------------- ------------------------ -----------------------
                                                                                       (in thousands)
       Assets:
         Total assets for reportable segments                            $179,490                 $186,077
          Corporate assets                                                  2,589                    6,637
       --------------------------------------------------------------- ------------------------ -----------------------
       Total consolidated assets                                         $182,079                 $192,714
       --------------------------------------------------------------- ------------------------ -----------------------

       Year ended December 31,                                               2003            2002             2001
       ---------------------------------------------------------------- --------------- --------------- -----------------
         Geographical Sales Information:
         United States                                                        $173,225        $165,112       $173,710
         Canada                                                                  4,681           3,320          4,031
         China                                                                   4,363           5,011          3,841
         England                                                                 5,485           4,721          3,233
         Japan                                                                   1,351             959          1,034
         Mexico                                                                    512           1,319          2,287
         Netherlands                                                             2,122           2,091          1,019
         Other                                                                   5,551           5,410          4,662
       ---------------------------------------------------------------- --------------- --------------- -----------------
                                    Total                                     $197,290        $187,943       $193,817
       ---------------------------------------------------------------- --------------- --------------- -----------------


  6.   Long-Term Debt

       Long-term debt consists of the following:

       December 31,                                                                      2003                2002
       --------------------------------------------------------------------- ------------------- ---------------------------
                                                                                             (in thousands)
       Senior notes                                                                  $ 80,000             $80,000
       Term loan and revolving credit facility                                         51,986              63,046
       Mortgage                                                                           762                 782
       Other                                                                                9                  16
       --------------------------------------------------------------------- ------------------- ---------------------------
                                                                                      132,757             143,844
       Less:  Current portion                                                         (12,196)             (7,225)
       --------------------------------------------------------------------- ------------------- ---------------------------
                  Total long-term debt                                               $120,561            $136,619
       --------------------------------------------------------------------- ------------------- ---------------------------

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements

       (a)  Senior Notes

       On May 28, 1998, the Company issued $80,000,000 of 10.50% Senior Notes due June 1, 2008, with interest payable semi-annually. The net proceeds from the Senior Notes were used to repay debt, repurchase outstanding warrants and for general corporate purposes. At December 31, 2003 and 2002, the Company has accrued interest on these notes in the amount of $700,000.

       The notes are fully and unconditionally guaranteed, jointly and severally, on a non-collateralized basis, by the subsidiaries of the Company (the "Subsidiary Guarantors"). At December 31, 2003, KCLLC has de minimis assets other than its investments in the Subsidiary Guarantors and cash and no operations other than those of the Company's corporate office. Accordingly, the consolidated financial statements present the combined assets and operations of the Subsidiary Guarantors.

       The Senior Notes became redeemable, at the Company's option, in whole or in part, at any time and from time to time, on June 1, 2003, and prior to maturity, upon not less than 30 nor more than 60 days prior notice to the holder, plus accrued and unpaid interest to the redemption date. The redemption price is set forth in the indenture and ranges from 105.25% at June 30, 2003 scaling down to 100.0% of the face value beginning in 2006. The holders of the Senior Notes can require the Company to repurchase the notes upon a change in control, as defined in the Indenture.

       The Indenture requires certain limitations of indebtedness and certain payments related to dividends and common stock, as defined.

       (b)  Term Loan and Revolving Credit Facility

       On September 29, 2000, and in connection with the acquisition of Acme, the Company entered into its current credit facility. The credit facility provides for a six-year $40,000,000 revolving credit facility and a six-year $100,000,000 term loan facility. The credit agreement is guaranteed by KCI and the Company's subsidiaries, and is collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property. The Company closed on the credit agreement in November 2000. The term loan is payable in quarterly installments through September 2006 and the Company may pay the quarterly installments in advance. Both the term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate or the London interbank offered rate ("LIBOR") plus an applicable margin which will vary from 1.00% to 2.75%. The Company has the option to lock in a rate based on the base or LIBOR rate. Rates determined by reference to the LIBOR rate can be set for 30, 90 or 180 days. Base rate and LIBOR were 4.0% and 1.1%, respectively, at December 31, 2003. The revolving credit facility also requires a commitment fee of 0.375% on the unused portion of the facility as well as quarterly facility commitment fees. The facility also allows for up to $5.0 million of outstanding letters of credit. At December 31, 2003 the Company had two outstanding letters of credit for approximately $1,468,000, both relating to workers compensation insurance programs. In addition, the credit agreement contains certain covenants and restrictions, which require the maintenance of financial ratios, and restrict or limit dividends and other shareholder distributions, transactions with affiliates, capital expenditures, rental obligations and the incurrence of indebtedness.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements

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

       As a result of the impact of the domestic economy on the Company's business coupled with the performance of the lock product line and cash spent on an unsuccessful acquisition attempt during 2003, the Company would not have been able to achieve the required step down in the financial covenants that was to occur as of September 2003 in accordance with the Amendment. Accordingly, the Company entered into a second amendment to its credit agreement (the "Second Amendment"). The financial covenants as modified by the Second Amendment apply from September 30, 2003 through March 30, 2005, at which time the financial covenants return to the financial covenants in effect before the Amendment. At December 31, 2003, the Company was in compliance with the credit agreement, as amended.

       As of December 31, 2003, the Company had no borrowings outstanding under the revolving credit facility and had approximately $52.0 million outstanding under the term loan. Accrued interest payable at December 31, 2003 and 2002 was approximately $397,000 and $8,000, respectively.

       (c)   Mortgage

       The Company has a mortgage collateralized by one of the Company's manufacturing facilities. The mortgage requires monthly payments of approximately $5,000 of principal and interest at approximately 7.7% per annum with the balance of the principal of approximately $657,000 due May 1, 2008.


       At December 31, 2003, aggregate principal payments required on all amounts due are as follows:


       Year ending December 31,                              Amount
       ----------------------------------------------- -----------------
                                                       (in thousands)
       2004                                                 $12,196
       2005                                                  19,931
       2006                                                  19,937
       2007                                                      27
       2008                                                  80,666

       ----------------------------------------------- -----------------
                                                           $132,757
       ----------------------------------------------- -----------------

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements





  7.   Other Expenses

       Other expenses of approximately $1.5 million in 2003, $1.5 million in 2002 and $311,000 in 2001, were the redundant facility costs, startup expenses and inefficiencies related to the Company's new lock production facility in Mexico. In 2001 the Company commenced its plan to move most of its lock production to Mexico over a three year period. In addition, the other expenses in 2003 include approximately $410,000 of pre-production costs of its new China manufacturing facility, which is expected to commence commercial production in the first quarter of 2004.


  8.   Federal and State Income Taxes

       Income tax expense (benefit) consists of the following:


       Year ended December 31,                     2003          2002        2001
       -------------------------------------- ------------- ------------ -----------
                                         (in thousands)
       Current:
          Federal                                $3,306       $ 4,002      $3,087
          State                                     875           793         748
          Foreign                                   756           573         365
       -------------------------------------- ------------- ------------ -----------
                           Current                4,937         5,368       4,200
       -------------------------------------- ------------- ------------ -----------
       Deferred:
          Federal                                (3,618)       (2,341)        925
          State                                  (1,161)         (424)        333
          Foreign                                     -            25         100
       -------------------------------------- ------------- ------------ -----------
                           Deferred              (4,779)       (2,740)      1,358
       -------------------------------------- ------------- ------------ -----------
       Total provision for income taxes        $    158       $ 2,628      $5,558
       -------------------------------------- ------------- ------------ -----------


       A reconciliation between income taxes computed at the statutory federal rate and income tax expense (benefit) is as follows:

       Year ended December 31,                                       2003        2002       2001
       --------------------------------------------------------- ------------ ----------- ----------
       Federal income tax rate                                     (34.0)%       34.0%      34.0%
       State income taxes, net of federal benefit                   (6.3)         7.7        7.1
       Nondeductible goodwill impairment charges and goodwill
         amortization                                               42.3         33.5        8.8
       Foreign income taxes, net of federal benefit                  2.5         (0.1)       3.3
       Reconciliation to prior years tax filings                     3.8        (11.6)       -
       Other permanent differences                                  (3.4)        (0.2)       1.6
       Other, net                                                   (0.1)         -         (0.8)
       --------------------------------------------------------- ------------ ----------- ----------
                                                                     4.8%        63.3%      54.0%
       --------------------------------------------------------- ------------ ----------- ----------

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements


       Taxable income earned outside the United States of America was approximately $1.9 million, $1.7 million and $1.0 million for the three years ended December 31, 2003, 2002 and 2001, respectively and was primarily generated from operations in Thailand. During the fourth quarter of 2003, upon final completion and assessment of the Company's reconciliation of prior year tax filing, the Company recognized a benefit for the treatment of certain 2002 tax benefits, which were not estimable at December 31, 2002.

       The Company's net deferred assets and liabilities were as follows:

       ---------------------------------------------------- -------------- --------------
       December 31,                                               2003           2002
       ---------------------------------------------------- -------------- --------------
                                                                   (in thousands)
         Deferred tax assets:
           Allowance for doubtful accounts                    $    745       $    578
           Intangibles                                           7,294          2,812
           Inventory reserves/valuation                          2,977          2,590
           Warranty reserve                                        549            390
           Accrued severance and other acquisition costs            80            382
           Accrued compensation costs                              925            945
           Supplemental retirement plan                            872            815
           Accrued expenses                                        537            442
           Accrued lease costs                                     188            208
           Other                                                   319            237
       ---------------------------------------------------- -------------- --------------
           Total deferred tax assets                            14,486          9,399
       ---------------------------------------------------- -------------- --------------
         Deferred tax liabilities:
           Pension                                              (1,454)        (1,526)
           Excess depreciation                                  (3,067)        (3,157)
       ---------------------------------------------------- -------------- --------------
           Total deferred tax liabilities                       (4,521)        (4,683)
       ---------------------------------------------------- -------------- --------------
           Net deferred tax asset                             $  9,965       $  4,716
       ---------------------------------------------------- -------------- --------------



  9.   Commitments and Contingencies

       (a)  Operating leases

       The Company rents several manufacturing and warehouse facilities under operating lease agreements, one of which is with a related party (Note
       12). Rent expense under all lease agreements amounted to approximately $1.8 million, $2.3 million and $2.1 million in 2003, 2002 and 2001, respectively.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements

       At December 31, 2003 and 2002, approximately $469,000 and $525,000, respectively, was recorded as accrued lease costs related to leased facilities no longer in use by one of the Company's subsidiaries (Note
       12). The accrual represents the discounted future rental payments, net of estimated sublease income. At December 31, 2003 and 2002, approximately $65,000 and $56,000, respectively, were included in accrued expenses.

       The following is a schedule of the future minimum lease payments under operating leases which expire through 2010.



                                                      Minimum rental
       Year ended December 31,                           payments
       -------------------------------------------- --------------------
                                                      (in thousands)
       2004                                               $1,768
       2005                                                1,587
       2006                                                1,321
       2007                                                1,057
       2008                                                  879
       Thereafter                                          2,598
       -------------------------------------------- --------------------
             Total minimum lease payments                 $9,210
       -------------------------------------------- --------------------

       (b) KCI Obligations
       Effective upon the consummation of a recapitalization that the shareholders of KCI entered into in May of 2000, KCI issued Preferred and Common Stock. Kelso & Co, an investment group, became the owner of all of the outstanding Preferred Stock of KCI. The Preferred Stock is not entitled to vote for the election of directors but is entitled to designate two members of KCI's seven member Board of Directors. In addition, the Preferred Stock has certain approval rights and is convertible into Common Stock at the holder's option (upon conversion, the Preferred Stock would constitute approximately 67% of the total outstanding Common Stock of KCI, on a fully diluted basis).

       The Preferred Stock has a liquidation preference equal to its purchase price plus a 1% dividend payable in kind and accrued dividends (approximately $3.9 million in cumulative dividends in arrears at December 31, 2003), and is redeemable for cash at the option of the holder after June 2, 2009.

       As KCI has no operations, it is dependent on KCLLC for financial resources in the form of capital distributions to meet its obligations. KCI obligations include the $111 million of its Preferred Stock (including dividends in arrears which was approximately $3.9 million at December 31, 2003), which is redeemable for cash at the option of the holder after June 2, 2009. In addition, KCI has the requirement to purchase shares from its common shareholders under certain circumstances. Such repurchases are to be made at fair market value as defined in KCI's shareholder agreement. At December 31, 2003 approximately 1.3 million KCI common shares plus potentially 191,000 shares covered by stock options were subject to repurchase by KCI. The ability of KCLLC to make such capital distributions will be limited by its available resources and is limited by restrictions of debt and other agreements.

       KCI, Kelso and certain shareholders of KCI entered into a Shareholders Agreement and a Registration Rights Agreement and KCI and Kelso entered into an Advisory Agreement. As part of Advisory Agreement, KCI is required to pay a $325,000 annual management fee to Kelso. Kelso agreed that amounts paid by Millbrook Capital Management ("Millbrook") (Note 12) to Kelso out of management fees received by Millbrook from KCI or KCLLC would offset KCI's obligation to Kelso under the Advisory Agreement between Kelso and KCI.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements

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

  10.  Member's Equity

       (a) Stock Incentive Plans of KCI

       In 1998, KCI adopted a Long-Term Incentive Plan (the "1998 Plan") to attract, retain and provide additional incentive to employees. In 2000, the Company adopted the Key Components, Inc. Stock Incentive Plan (the "KCI Plan"). Awards under either plan may take the form of incentive stock options of KCI or non-qualified stock options of KCI. Upon the adoption of the KCI Plan, no further grants will be made under the 1998 Plan. All the options under the 1998 Plan, which account for the purchase of approximately 52,000 shares of common stock, were vested at December 31, 2003.

       Under the KCI Plan, options to purchase approximately 45,000 shares of common stock were vested at December 31, 2003. Options to purchase approximately 5,700 shares of common stock vest over the next three years. The remaining options issued under the KCI Plan to purchase approximately 88,000 shares of common stock vest only after a change in control of the Company and if KCI's preferred shareholders obtain a targeted return on their investment. The vesting event would allow the holder to be compensated for the net accretive value of the underlying shares. The Company would take a charge to earnings for the accretion in value upon the date that the Company is reasonably assured that such criteria would be satisfied. The holders of vested options under the KCI Plan can, under certain circumstances, require KCI to repurchase the shares acquired by exercise of the vested options at fair market value, as defined in the Shareholders Agreement.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements

Information regarding outstanding stock options is as follows:

                                          1998 Incentive Plan                        KCI Stock Incentive Plan
                                ---------------------------------------- --------------------------------------------------
                                                   Weighted Average                                    Weighted Average
                                    Shares          Exercise Price             Shares                    Exercise Price
------------------------------- --------------- ------------------------ -------------------------- -----------------------
Options outstanding at
 January 1, 2001                   53,025               $42                     118,985                     $117
Options granted                         -                 -                      12,711                      125
Options canceled                  (1,053)               (95)                     (1,500)                    (122)
------------------------------- --------------- ------------------------ -------------------------- -----------------------
Options outstanding at
 December 31, 2001                  51,972               40                     130,196                       118
Options granted                         -                 -                      11,350                       100
Options canceled                    (169)               (95)                     (1,750)                     (117)
------------------------------- --------------- ------------------------ -------------------------- -----------------------
Options outstanding at
 December 31, 2002                 51,803                41                     139,796                       117
Options granted                         -                 -                       1,338                       100
Options canceled                        -                 -                      (2,100)                     (112)
------------------------------- --------------- ------------------------ -------------------------- -----------------------
Options outstanding at
 December 31, 2003                 51,803              $ 41                      139,034                      $116
------------------------------- --------------- ------------------------ -------------------------- -----------------------
Exercise prices per share             -             $25-$95                            -                  $100-$125
------------------------------- -------------- ------------------------- -------------------------- -----------------------
Shares available for options          -                   -                       65,845                          -
------------------------------- -------------- ------------------------- -------------------------- -----------------------




A summary of stock options at December 31, 2003 is as follows:

                                                                                       ---------------------------------
                                                                                              Options Exercisable
                                                                                       ---------------------------------
                                                       Weighted Average                          Weighted Average
     -------------------------- ---------------------  --------------- --------------  ----------------- ---------------
             Range of                                                                                        Exercise
          Exercise Prices              Shares            Life (yrs)        Price            Shares            Price
     -------------------------- ---------------------  --------------- --------------  ----------------- ---------------
     $25-$35                                  44,578              3.3            $33             44,578             $33
     $75-$95                                   7,225              5.9            $85              7,225             $85
     $117-$125                               139,034              6.8           $116             45,073            $117
     -------------------------- ---------------------  --------------- --------------  ----------------- ---------------
                                             190,837                                             96,876
     -------------------------- ---------------------  --------------- --------------  ----------------- ---------------


                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements

       The Company accounts for the outstanding options under the two plans using the intrinsic method as provided under APB Opinion 25 and related Interpretations. Accordingly, as the exercise price of options was at or above the market value estimated by management, based on an independent appraisal, at date of grant, no compensation cost has been recognized.

       Pro forma information regarding net income is required by SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosures" and has been determined as if the Company had accounted for its employee stock options under the fair value method with the following assumptions:



       Year ended December 31,                                     2003                   2002              2001
       ----------------------------------------------- ---------------------- ----------------- ------------------
       Weighted average risk-free interest rate                      4.9%                   4.9%              5.2%
       Dividend yield                                                None                   None              None
       Weighted average expected life                           5.8 years              6.0 years         7.3 years
       ----------------------------------------------- ---------------------- ----------------- ------------------



       Had compensation cost for the stock options been determined based on the fair values at the grant dates, the Company's net income would have been reduced to the pro forma amounts indicated below:


       Year ended December 31,                          2003             2002            2001
       -------------------------------------------- -------------- --------------- ----------------------
                                                                         (in thousands)
       Net (loss) income
          As reported                                   $(3,430)       $(6,631)        $ 4,731
          Option Expense, net of income taxes              (398)          (453)           (364)
       -------------------------------------------- -------------- --------------- ----------------------
          Pro forma                                     $(3,828)       $(7,084)         $4,367
       -------------------------------------------- -------------- --------------- ----------------------

       (e) Capital withdrawals

       During the year ended December 31, 2003 and 2001, KCLLC paid capital withdrawals to KCI of $100,000 and approximately $906,000. The proceeds were used by KCI to redeem shares of common stock from stockholders.


 11.   Retirement Plans

       (a) 401(k) Plans

       At December 31, 2003, the Company had two 401(k) plans in effect. The Company's employees at domestic locations, other than those of Acme, are covered under the Key Components LLC Plan, which the Company matches 50% of the employees' contributions up to 4% of each covered employee's annual compensation. The employees of Acme are covered by a separate 401(k) plan. Employer contributions to the Acme plans are discretionary. Employer contributions in the aggregate were approximately $355,000, $358,000 and $414,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements


       (b) Profit Sharing Plan

       The Company sponsors a profit sharing plan for all non-union employees at two subsidiaries acquired in 1999. Under this plan, contributions are discretionary and limited to a percentage of eligible employees' compensation. There was no profit sharing expense for this plan for the year ended December 31, 2003, 2002 and 2001. In December 2002 the plan was terminated and distributions of approximately $3.3 million were completed to the former participants.

       (c) Pension Plans

       The Company has a non-contributory defined benefit pension plan covering substantially all the employees of Acme (the "Acme Pension Plan"). The formula covering the employees of Acme provides pension benefits based upon the employee's individual yearly compensation. The Acme Pension Plan assets are managed and invested by a financial institution. Upon acquiring Acme, management had decided to terminate the Acme Pension Plan. At December 31, 2002, the Company had recorded against the prepaid pension asset approximately $1.8 million of anticipated excise tax liabilities and the estimated future employer 401(k) contribution liability related to the participant accounts of former Acme Pension Plan participants who participate in the Key Components, LLC 401(k) plan that will be paid using part of the Acme Pension Plan over funding. In January 2003, management decided to retain the pension plan indefinitely. As a result the termination liabilities were recorded against the unrecognized net actuarial loss on the books of the Company.

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

       It is the Company's funding policy for the Gits Plan and the Acme Pension Plan to fund at least an amount necessary to satisfy the minimum requirements of the Employee Retirement Income Security Act of 1974. The amount to be funded is subject to annual review by management and its consulting actuary. In recent years, funding contributions have been restricted due to application of Internal Revenue Code full-funding limitations. No funding has been required during the three years ended December 31, 2003.

       At December 31, 2003, approximately 94% of the plans' assets are invested in cash and cash equivalents and 6% are invested in equities. At December 31, 2002, approximately 0.4% of the plans' assets were invested in cash and cash equivalents, 54% were invested in equities and 45.6% were invested in fixed income securities and annuities.

       Summarized information of the Plans is as follows:


       Pension Obligation
       Year ended December 31,                           2003       2002        2001
       ------------------------------------------- ---------- ----------- ----------
       (In thousands)
       Benefit obligation at beginning of year        $18,513    $18,586     $17,867
       Service cost                                       391        519         513
       Interest cost                                    1,138      1,104       1,055
       Actuarial gain (loss)                              778        504         (29)
       Benefits paid                                   (2,136)    (2,200)       (820)
       ------------------------------------------- ---------- ----------- ----------
       Benefit obligation at end of year              $18,684    $18,513     $18,586
       ------------------------------------------- ---------- ----------- ----------

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements



       Plan Assets
       ------------------------------------------------------------------------------------------
       Year ended December 31,                                    2003       2002       2001
       ------------------------------------------------------ ------------ ----------- ----------
       (In thousands)
       Fair value of plan assets at beginning of year          $18,527        $21,996    $23,583
       Actual return on plan assets                              1,603         (1,226)      (733)
       Benefits paid                                            (2,136)        (2,200)      (820)
       Other                                                       (51)           (43)       (34)
       ------------------------------------------------------ ------------ ----------- ----------
       Fair value of plan assets at end of year                $17,943        $18,527    $21,996
       ------------------------------------------------------ ------------ ----------- ----------


       Amounts recognized in the balance sheet
       Year ended December 31,
                                                                   2003            2002          2001
       -----------------------------------------------------  ---------------  -------------- ------------
       (In thousands)
       Funded status                                              ($741)            $    14      $3,410
       Unrecognized net actuarial loss (gain)                     3,363               5,020       2,365
       Recorded liability for future 401(k)
         contributions and excise taxes                              -               (2,080)     (2,269)
       Unrecognized prior service cost (benefit)                     64                  73          82
       -----------------------------------------------------  ---------------  -------------- ------------
       Net amount recognized                                     $2,686              $3,027      $3,588
       -----------------------------------------------------  ---------------  -------------- ------------

       Amounts recognized in the balance sheet consist of
       Year ended December 31,
                                                                   2003            2002         2001
       ----------------------------------------------------- --------------- --------------- ------------
       (In thousands)
       Prepaid benefit cost                                     $2,684              $3,027      $3,588
       Accrued benefit cost                                       (284)                  -           -
       Intangible assets                                            64                   -           -
       Accumulated other comprehensive income (gross)              222                   -           -
       ----------------------------------------------------- --------------- --------------- ------------
       Net amount recognized                                    $2,686              $3,027      $3,588
       ----------------------------------------------------- --------------- --------------- ------------



       Information for pension plans with an accumulated benefit obligation in excess of plan assets Year ended December 31,

                                                                  2003             2002         2001
       ----------------------------------------------------- --------------- --------------- ------------
       (In thousands)
       Projected benefit obligation                             $1,397              $1,183      $1,149
       Accumulated benefit obligation                            1,397               1,183       1,149
       Fair value of plan assets                                 1,113               1,041       1,154


                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements



       Components of Net Periodic Cost (Benefit)
       Year ended December 31,                                           2003                  2002                2001
       ------------------------------------------------------- --------------------- ------------------- ------------------
       (In thousands)
       Service cost                                                      $443            $    562             $   547
       Interest cost                                                    1,138               1,104               1,055
       Expected return on plan assets                                  (1,323)             (1,636)             (1,785)
       Other                                                               83                 531                   7
       ------------------------------------------------------- --------------------- ------------------- ------------------
       Net periodic cost (benefit)                                       $341           $     561             $  (176)
       ------------------------------------------------------- --------------------- ------------------- ------------------




        Weighted average assumptions used to
        determine benefit obligations
        Year ended December 31,                                                 2003                2002               2001
        ------------------------------------------------------- --------------------- ------------------- ------------------
        Discount rate                                                           6.0%                6.5%               6.0%
        Rate of compensation increase                                           3.0%                3.0%               0.0%
        ------------------------------------------------------- --------------------- ------------------- ------------------



       Weighted average assumptions used to determine
       net periodic pension expense
       Year ended December 31,                                                  2003                2002               2001
       -------------------------------------------------------- --------------------- ------------------- ------------------

       Discount rate                                                            6.5%                6.5%               6.0%
       Expected long-term rate of return on assets                        7.5%- 8.0%           7.5%-8.0%       7.5% to 8.5%
       Rate of compensation increase                                            3.0%                0.0%               0.0%
       -------------------------------------------------------- --------------------- ------------------- ------------------


       Additional Information

       The accumulated benefit obligation of all defined benefit plans was approximately $18.0 million, $17.9 million and $18.6 million at December 31, 2003, 2002 and 2001, respectively.

       In December 2002 and into the first quarter of 2003, the Acme Pension Plan paid out the current benefit obligations of the participants in the Acme Pension Plan that were formerly employed at Acme Electronics division within one year of the time of the sale.



       (d) Other retirement liabilities

       At December 31, 2003 and 2002, the Company had approximately $1,051,000 and $940,000 recorded, respectively, as other long-term liabilities related to obligations under Acme's non-qualified Supplemental Executive Retirement Plan ("SERP") and a non-qualified post-retirement benefits plan for certain former officers of Acme. The SERP provides benefits based upon an executive's compensation in the last year of service and is reduced by benefits received from the salaried pension plan. The nonqualified benefits plan provides post retirement health care. Six participants of this plan are retired and receiving payments under the SERP. Due to certain provisions under the SERP, the Company was required to fund approximately $1.1 million to a trust account on behalf of certain of the SERP's participants. The assets in the trust remain a part of the books and records of the Company and are subject to the Company's creditors. The Company's liability is net of the trust account value.

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements



 12.   Related Party Transactions

       The Company rented its former Leominster, Massachusetts manufacturing facility under an operating lease agreement entered into with a company that is co-owned by the former President of ESP and former shareholder of KCI. The lease expired on May 31, 2003 in accordance with its terms. Rental payments for the three years ended December 31, 2003 were approximately $91,000, $217,000, and $213,000, respectively.

       The Company rents one of its manufacturing facilities under an operating lease agreement entered into with a company that is co-owned by the President of BWE who also is a shareholder of KCI. The terms of the lease, which expires December 31, 2008, provide for annual rent increases of 5%. Rental payments amounted to $176,000, $167,000 and $159,000 for the three years ended December 31, 2003, 2002 and 2001, respectively.

       The Company pays management fees to Millbrook, a party related to certain shareholders of the Company. These management fees amounted to $175,000, $175,000 and $920,000 for the years ended December 31, 2003, 2002 and 2001, respectively. These are recorded as part of the Company's corporate expenses. Kelso agreed that amounts paid by Millbrook to Kelso out of management fees received by Millbrook from KCI or KCLLC would offset KCI's obligation to Kelso under the Advisory Agreement between Kelso and KCI.




 13.   Statement of Cash Flows

       December 31,                                                          2003             2002                 2001
       ---------------------------------------------------------- ---------------- -------------------- ---------------------
       Supplemental disclosures of cash flow information:                        (In thousands)
          Cash paid during the year:
             Interest                                                     $10,864          $12,724             $ 15,608
             Income taxes                                                 $   227          $ 5,305             $  3,050
       ---------------------------------------------------------- ---------------- -------------------- ---------------------

                                                             Key Components, LLC
                                                                and subsidiaries

                                      Notes to Consolidated Financial Statements


 14.   Subsequent Event

       The Company's lock product line's net sales declined significantly during the three years ended December 31, 2003. Net sales of the lock product line were approximately $17.2 million, $21.8 million and $32.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Management attributes such decline to the downturn in the economy plus the impact of foreign competition, both of which have led to the product line becoming a commodity over that period. In February 2004, after reviewing the lock product line's 2003 operating performance as well as its long-term strategic plan, the Board of Directors of KCI and KCLLC decided that it would re-evaluate the long-term strategy related to its lock product line during the first quarter of fiscal 2004. The long-term revaluation will entail in-depth review of the lock product line's strategic plan and the underlying assumptions as to the future opportunities for this product line and the execution risks of meeting the strategic plan's goals. The Company believes that a sale of this product line would generate after-tax proceeds at least equal to the current carrying value of the assets of this product line.

       As the net sales eroded, the shift in manufacturing to Mexico has negatively impacted customer service and quality. Further, the decline in net sales volume has made it prohibitive to carry the dual overhead infrastructures of its domestic and Mexico manufacturing facilities. As a result, management has concluded to close the lock manufacturing facility in Mexico during fiscal 2004. The assets of Mexico primarily relate to inventory and machinery and equipment that would be moved back to the product line's Massachusetts location.

                                                             Key Components, LLC
                                                                and subsidiaries


                                               Valuation and Qualifying Accounts


                                                Column A     Column B     Column C      Column D        Column E
 --------------------------------------------- ------------ ------------ ------------- --------------  -------------
                                                              Additions
                                               Balance at    Charged to   Charged to                    Balance
                                               beginning of   costs and     other                        at end of
                      Description               period        expenses    accounts (2) Deductions (1)      period
 --------------------------------------------- ------------ ------------ ------------- --------------  -------------
 Allowance for doubtful accounts deducted
    from accounts receivable in the
    balance sheet:
       Year ended December 31:
         2003                                    $1,459           $718       $    -         $(317)         $1,860
         2002                                     1,004            483            -           (28)          1,459
         2001                                       808            570          105          (479)          1,004

 Allowance for excess and obsolete
    inventory deducted from
    inventory in the balance sheet
       Year ended December 31:
         2003                                    $5,154         $1,675         $562         $(354)         $7,037
         2002                                     3,977          1,684          125          (632)          5,154
         2001                                     3,159          1,046          150          (378)          3,977




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



                               KEY COMPONENTS, LLC

Dated: March 10, 2004                  By:  /s/ Robert B. Kay
                                            -----------------

                                           Robert B. Kay
                                           President
                                           (Principal Executive Officer)

Dated: March 10, 2004                  By:  /s/ Keith A. McGowan
                                            --------------------

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


Dated: March 10, 2004                          By:  /s/ John S. Dyson
                                                    -----------------
                                                        John S. Dyson
                                                        Director

Dated: March 10, 2004                          By:  /s/ Clay B. Lifflander
                                                    ----------------------
                                                        Clay B. Lifflander
                                                        Director

Dated: March 10, 2004                          By:  /s/ Alan L. Rivera
                                                    ------------------
                                                        Alan L. Rivera
                                                        Director

Dated: March 10, 2004                          By:  /s/ Robert B. Kay
                                                    -----------------
                                                        Robert B. Kay
                                                        Director

Dated: March 10, 2004                          By:  /s/ George M. Scherer
                                                    ---------------------
                                                        George M. Scherer
                                                        Director


Dated: March 10, 2004                          By:  /s/ Philip E. Berney
                                                    --------------------
                                                        Philip E. Berney
                                                        Director

Dated: March 10, 2004                          By:  /s/ Thomas R. Wall, IV
                                                    ----------------------
                                                        Thomas R. Wall, IV
                                                        Director

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KEY COMPONENTS FINANCE CORP.

Dated: March 10, 2004                  By:  /s/ Robert B. Kay
                                            -----------------

                                                Robert B. Kay
                                                President
                                                (Principal Executive Officer)

Dated: March 10, 2004                  By:  /s/ Keith A. McGowan
                                            --------------------

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


Dated: March 10, 2004                      By:  /s/ John S. Dyson
                                                -----------------
                                                John S. Dyson
                                                Director

Dated: March 10, 2004                      By:  /s/ Clay B. Lifflander
                                                ----------------------
                                                Clay B. Lifflander
                                                Director

Dated: March 10, 2004                      By:  /s/ Alan L. Rivera
                                                ------------------
                                                Alan L. Rivera
                                                Director

Dated: March 10, 2004                      By:  /s/ Robert B. Kay
                                                -----------------
                                                Robert B. Kay
                                                Director

Dated: March 10, 2004                      By:  /s/ George M. Scherer
                                                ---------------------
                                                George M. Scherer
                                                Director


Dated: March 10, 2004                      By:  /s/ Philip E. Berney
                                                --------------------
                                                Philip E. Berney
                                                Director

Dated: March 10, 2004                      By:  /s/ Thomas R. Wall, IV
                                                ----------------------
                                                Thomas R. Wall, IV
                                                Director