Form 10-Q
period 2004-03-31
KEY COMPONENTS LLC
filed 2004-05-17
CIK 1065418

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

For the Quarterly period ended March 31, 2004

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

                                 |_| Yes |X| No

         As of May 14, 2004, all of the membership interests in Key Components, LLC were owned by Key Components, Inc., a privately held New York corporation. All of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

         *Key Components Finance Corp. meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format.

================================================================================

                              KEY COMPONENTS, LLC

                                Form 10-Q Index

                                 March 31, 2004

                                                                                            Page
                                                                                           Number
                                                                                           ------
PART I

Item 1. -- Consolidated Financial Statements:

           Balance Sheets.............................................................        2
           Statements of Income.......................................................        3
           Statements of Members Equity...............................................        4
           Statement of Cash Flows....................................................        5
           Statement of Comprehensive Income (loss)...................................        6
           Notes to Consolidated Financial Statements.................................        7

Item 2. -- Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................................       13

Item 3. -- Quantitative and Qualitative Disclosures about Market Risk.................       21

Item 4. -- Controls and Procedures....................................................       22


PART  II

Item 6. -- Exhibits and Reports on Form 8-K...........................................       22

Signatures ...........................................................................       23

                        PART I -- FINANCIAL INFORMATION

Item 1 -- Consolidated Financial Statements

                      KEY COMPONENTS, LLC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   March 31,  December 31,
                                                                     2004         2003
                                                                 -----------  ------------
Assets:                                                          (unaudited)
Current
   Cash                                                            $  1,808     $  3,872
   Accounts receivable, net of allowance for doubtful
    accounts of  $1,742 and $1,702 in 2004 and 2003,
     respectively                                                    29,004       23,989
  Inventories                                                        26,069       24,063
  Prepaid expenses and other current assets                             986        1,862
  Deferred income taxes                                               5,413        5,308
  Assets held for sale                                               20,354       20,464
                                                                   --------     --------
     Total current assets                                            83,634       79,558
Property, plant and equipment, net                                   17,636       18,149
Goodwill, net                                                        80,289       80,165
Deferred financing costs, net                                         3,131        3,370
Prepaid pension cost                                                  2,601        2,684
Other assets                                                            654          779
                                                                   --------     --------
     Total assets                                                  $187,945     $184,705
                                                                   ========     ========

Liabilities and Member's Equity:
Current
  Current portion of long-term debt                                $ 12,749     $ 12,196
  Accounts payable                                                   11,173       11,010
  Accrued compensation                                                3,785        4,170
  Accrued expenses                                                    7,023        6,541
  Accrued income taxes                                                3,109        1,458
  Accrued interest                                                    3,215        1,102
  Liabilities associated with assets held for sale                    2,595        1,922
                                                                   --------     --------
      Total current liabilities                                      43,649       38,399

Long-term debt                                                      116,130      120,561
Deferred income taxes                                                 2,526        2,626
Other long-term liabilities                                           1,698        1,739
                                                                   --------     --------
     Total liabilities                                              164,003      163,325

Commitments and contingencies

Member's equity                                                      23,942       21,380
                                                                   --------     --------
     Total liabilities and member's equity                         $187,945     $184,705
                                                                   ========     ========


   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited, in thousands)


Three months ended March 31,                                  2004        2003
                                                            --------    --------
Net sales                                                   $ 50,868    $ 43,807
Cost of goods sold                                            31,419      27,417
                                                            --------    --------
           Gross profit                                       19,449      16,390

Selling, general and administrative expenses                  10,506       9,234
                                                            --------    --------

           Income from operations                              8,943       7,156
Interest expense                                               3,017       3,143
                                                            --------    --------
Income before provision for income taxes and discontinued
  operations                                                   5,926       4,013
Provision for income taxes                                     2,359       1,732
                                                            --------    --------
Income from continuing operations                              3,567       2,281
(Loss) income from discontinued operations, net of tax of
   $(778) and $81                                             (1,192)        123
                                                            --------    --------
           Net income                                       $  2,375    $  2,404
                                                            ========    ========


   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
                                 (In thousands)

                                        For the Three Months         For the Year
                                        Ended March 31, 2004    Ended December 31, 2003
                                        --------------------    -----------------------
                                             (Unaudited)
Member's Equity, beginning of period          $ 21,380                 $ 25,044

Net income (loss)                                2,375                   (3,430)
Member contribution                                187                     --
Member withdrawal                                 --                       (100)
Minimum pension liability, net of tax             --                       (134)
                                              --------                 --------
Member's Equity, end of period                $ 23,942                 $ 21,380
                                              ========                 ========


   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

For the Three Months Ended March 31,                                2004       2003
                                                                   -------    -------
Cash flows from operating activities:
     Net income                                                    $ 2,375    $ 2,404
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Loss (income) of discontinued operations                     1,192       (123)
        Depreciation and amortization                                  893        888
        Amortization of deferred finance costs                         239        240
        Deferred taxes                                                (205)        (1)
        Provision for bad debts                                        205         23
        Changes in assets and liabilities:
            Accounts receivable                                     (5,220)    (6,715)
            Inventories                                             (2,006)      (760)
            Prepaid expenses and other assets                          959      2,011
            Accounts payable                                           163      2,308
            Accrued expenses                                         3,820      1,561
                                                                   -------    -------
          Net cash provided by continuing operations                 2,415      1,836
          Net cash (used in) provided by discontinued operations
                                                                      (380)       427
                                                                   -------    -------
             Net cash provided by operating activities               2,035      2,263
                                                                   -------    -------

Cash flows from investing activities:
     Business acquisition                                             --       (4,421)
     Capital expenditures                                             (379)      (894)
                                                                   -------    -------
          Net cash used in continuing operations                      (379)    (5,315)
          Net cash used in discontinued operations                     (29)      (199)
                                                                   -------    -------
            Net cash used in investing activities                     (408)    (5,514)
                                                                   -------    -------

Cash flows from financing activities:
     Payments of long-term debt and capital lease obligations       (3,878)        (8)
     Proceeds from long-term debt borrowings                          --        2,000
     Member contributions                                              187       --
     Member withdrawal                                                --         (100)
                                                                   -------    -------
         Net cash (used in) provided by financing activities        (3,691)     1,892
                                                                   -------    -------
Net decrease in cash and cash equivalents                           (2,064)    (1,359)
Cash and cash equivalents, beginning of period                       3,872      2,879
                                                                   -------    -------
Cash and cash equivalents, end of period                           $ 1,808    $ 1,520
                                                                   =======    =======


   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                        For the Three Months         For the Year
                                        Ended March 31, 2004    Ended December 31, 2003
                                        --------------------    -----------------------
                                             (Unaudited)
Net income (loss)                             $ 2,375                  $(3,430)

Minimum pension liability, net of tax            --                       (134)
                                              -------                  -------
Comprehensive income (loss)                   $ 2,375                  $(3,564)
                                              =======                  =======

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

The Company is in the business of the manufacture and sale of custom engineered essential componentry in a diverse array of end use markets. Through its two business segments, mechanical engineered components and electrical components, the Company targets its products to original equipment manufacturers. The Company's electrical components business product offerings include power conversion products, specialty electrical components and high-voltage utility switches. The Company's mechanical engineered components business product offerings consist primarily of flexible shaft and remote valve control components and turbocharger components.

KCLLC's assets are limited to the Company's corporate office and its investments in its subsidiaries. KCLLC's financial statements include the related expenses of operating the Company's corporate office. KCLLC is wholly-owned by Key Components, Inc. ("KCI"), a New York corporation. KCI holds no other assets other than its investments in KCLLC and has no operations.


The accompanying unaudited financial statements of the Company contain all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. The results of operations for the interim periods are not necessarily indicative of the results for full years. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K.

Certain reclassifications were made to conform the prior periods to the current year presentation.

2.       Acquisitions and Dispositions

Arens Controls, LLC

On March 3, 2003, the Company acquired the mechanical components business of Arens Controls, LLC for a purchase price of approximately $4.4 million and assumed liabilities of approximately $642,000. The Company recorded the estimated excess purchase price over net assets acquired of approximately $2.0 million as goodwill. Other intangibles acquired in the transaction were not material. The product line, which manufactures mechanical push-pull control solutions, was fully integrated into the Company's Binghamton, New York manufacturing facility in November 2003. The Company borrowed $2.0 million on its revolving credit facility to partially finance this acquisition.

Hudson Lock, LLC

The Company's lock product line's net sales declined significantly during the three years ended December 31, 2003. Net sales of the lock product line were approximately $17.2 million, $21.8 million and $32.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Management attributes such decline to the downturn in the economy plus the impact of foreign competition, both of which have led to the product line becoming a commodity over that period. As the net sales eroded, the shift in manufacturing to Mexico has negatively impacted customer service and quality. Further, the decline in net sales volume has made it prohibitive to carry the dual overhead infrastructures of its domestic and Mexico manufacturing facilities. As a result, the Company closed the lock manufacturing facility in Mexico in February 2004. In closing down the facility the Company recorded a charge of approximately $664,000 for severance and closing costs and to write down inventory and leaseholds. In addition the Company recorded a charge of approximately $605,000 to record the balance of the lease of the facility on a present value basis, less any estimate for sublease income.

In March 2004, after reviewing the lock product line's 2003 operating performance, which in the past was included as part of the Company's MEC business operating results as well as its long-term strategic plan, the Board of Directors of KCI and KCLLC concluded to sell Hudson Lock, LLC ("Hudson"). In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company recorded the assets and liabilities of Hudson as held for sale and reported the results of operations as discontinued operations. At March 31, 2004, the Company had not accrued any loss on disposal related to the sale since it is been management's estimate that a sale of this product line would generate after-tax proceeds at least equal to the current carrying value of the assets of this product line.

The following table summarizes the net assets of the lock product line (unaudited):

(In thousands)                                           March 31,   December 31,
                                                           2004         2003
                                                         ---------   ------------
Accounts receivable                                       $ 2,171      $ 2,011
Inventory                                                   5,144        4,628
Other current assets and prepaid expenses                     538          524
Plant and equipment, net                                    5,423        6,018
Deferred tax assets                                         7,078        7,283
                                                          -------      -------
    Assets held for sale                                   20,354       20,464
                                                          -------      -------

Accounts payable                                            1,073          845
Accrued wages and related expenses                            470          562
Accrued expenses                                            1,052          515
                                                          -------      -------
    Liabilities associated with assets held for sale        2,595        1,922
                                                          -------      -------
    Net assets of lock product line                       $17,759      $18,542
                                                          =======      =======

The summary of the operations of the lock business for the three months ended March 31, 2004 and 2003 is as follows:

(in thousands)
Three Months ended March 31,                                                2004          2003
                                                                           -------       -------
Net sales                                                                  $ 3,787       $ 5,030
                                                                           -------       -------

(Loss) income from operations of the lock business (less income taxes
  (credit) of $(778) and $81, respectively)                                $(1,192)      $   123
                                                                           =======       =======

3.       Inventories

Inventories consist of the following:


(In thousands)                     March 31,     December 31,
                                      2004           2003
                                  -----------    ------------
                                  (unaudited)
Raw materials                       $14,467        $12,805
Work-in-process                       4,921          4,856
Finished goods                        6,681          6,402
                                    -------        -------
         Total inventory            $26,069        $24,063
                                    =======        =======

4.       Provision for Income Taxes

For the three months ended March 31, 2004 and 2003, the Company's provision for income taxes primarily relates to the federal and state income taxes of its sole member, KCI. Deferred income taxes have been recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. Valuation allowances are recorded when necessary to reduce deferred tax assets to expected realizable amounts.

5.       Member contributions and withdrawals

During the three months ended March 31, 2004, KCLLC received a contribution of $187,000 from KCI related to proceeds from stock options exercised to purchase KCI common stock. During the three months ended March 31, 2003, KCLLC distributed approximately $100,000 to its member, KCI, to enable KCI to repurchase common stock from a shareholder.

6.       Warranty Costs

The Company records a liability for its expected claims under existing product warranty policies. The accrual is based on the Company's historical warranty experience. For the three months ended March 31, 2004 and 2003, the Company's warranty accrual changed as follows:

(In thousands)
Three Months ended March 31,            2004        2003
                                       ------      ------
                                          (unaudited)
Balance, beginning of period           $1,372      $  985
Additions                                 340          18
Charges                                  --          --
                                       ------      ------
Balance, end of period                 $1,712      $1,003
                                       ======      ======

7.       Operating Segments

The Company conducts its continuing operations through its two businesses, the manufacture and sale of electrical components and mechanical engineered components. The electrical components business ("EC") product offerings include power conversion products, specialty electrical components and high-voltage utility switches. The mechanical engineered components business ("MEC") manufactures flexible shaft products and turbo charger actuators.

The Company evaluates its operating segments' performance and allocates resources among them based on profit or loss from continuing operations before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is not based on accounting principles generally accepted in the United States of America, but is the performance measure used by Company management to analyze and monitor the Company and is commonly used by investors and financial analysts to compare and analyze companies. Corporate overhead expenses are not allocated to the segments. In computation of all the financial maintenance covenants under the Company's credit facility, the Company is allowed to adjust EBITDA for certain charges as defined in the agreement. The Company's non-GAAP financial measures may not necessarily be comparable to other companies.

(In thousands)                                                  Mechanical
                                                 Electrical     Engineered
                                                 Components     Components       Total
                                                 ----------     ----------       -----
                                                                (unaudited)
Three months ended March 31, 2004:
   Net sales to external customers                $ 31,481       $ 19,387       $ 50,868
   Intersegment net sales                             --               13             13
   Segment profit - EBITDA                           6,166          4,755         10,921
   Segment assets                                  111,225         54,169        165,394
   Goodwill                                         59,192         21,097         80,289
   Depreciation and amortization                       282            600            882
                                                  ========       ========       ========

Three months ended March 31, 2003:
   Net sales to external customers                $ 29,446       $ 14,361       $ 43,807
   Intersegment net sales                             --               14             14
   Segment profit - EBITDA                           5,162          3,552          8,714
   Segment assets                                  113,419         52,470        165,889
   Goodwill                                         59,192         21,459         80,651
   Depreciation and amortization                       253            626            879
                                                  ========       ========       ========

Reconciliation of Selected Segment Information to the Company's Consolidated
Totals:

(In thousands)
Three Months Ended March 31,                             2004           2003
                                                       --------       --------
Profit or loss:                                              (unaudited)
  Total profit from reportable segments- EBITDA        $ 10,921       $  8,714
  Reconciling items:
     Corporate expenses                                  (1,085)          (670)
     Depreciation and amortization                         (893)          (888)
     Interest expense                                    (3,017)        (3,143)
                                                       --------       --------
Income before provision for income taxes and
   discontinued operations                             $  5,926       $  4,013
                                                       ========       ========

                                                        March 31,   December 31,
(In thousands)                                            2004          2003
                                                      -----------   ------------
                                                      (unaudited)
Assets:
   Total assets for reportable segments                 $165,394      $160,223
   Corporate assets                                        2,197         4,018
   Assets of discontinued operations                      20,354        20,464
                                                        --------      --------
 Total consolidated assets                              $187,945      $184,705
                                                        ========      ========

(In thousands)
Three Months ended March 31,                              2004          2003
                                                        --------      --------
  Geographical Sales Information:
  United States                                         $ 45,173      $ 37,974
  Canada                                                   1,227         1,084
  China                                                    1,090         1,160
  England                                                  1,426         1,284
  Japan                                                      264           257
  Mexico                                                     145           152
  Netherlands                                                381           470
  Other                                                    1,162         1,426
                                                        --------      --------
                            Total                       $ 50,868      $ 43,807
                                                        ========      ========

8.       Stock Options

The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") in accounting for stock-based compensation. In accordance with APB No. 25, compensation costs for stock options is recognized in income based on the excess, if any, of the quoted market price over the exercise price of the stock on the date of grant. The exercise price for all stock option grants equals the fair market value on the date of grant, therefore no compensation expense is recorded.

In accordance with the disclosure provisions of SFAS 148, "Accounting for Stock-Based Compensation - transition and disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the following table illustrates the effect on net income as if the Company had applied the fair value recognition provisions for the three months ended March 31, 2004 and 2003:

(In thousands)
Three Months Ended March 31,                             2004       2003
                                                        ------     ------
(unaudited)
Net income:
   As reported                                          $2,375     $2,404
   Pro forma                                            $2,374     $2,301
                                                        ======     ======

9.       Pension Plans

The components of the net periodic benefit cost for the three months ended March 31, 2004 and 2003 related to the Company's pension plans were as follows:

(In thousands)
Three Months ended March 31,                              2004      2003
                                                         -----     -----
Service Cost                                             $ 110     $  99
Interest Cost                                              255       266
Expected return on plan assets                            (303)     (310)
Amortization of net loss                                    20        19
                                                         -----     -----
Net periodic benefit cost                                $  82     $  74
                                                         =====     =====

Employer Contributions

The Company is not required to make any contributions in 2004 and did not make any contributions in 2003.

10.      Subsequent Event

On May 7, 2004, The Company acquired the net assets of Advanced Devices, Inc. for a purchase price of approximately $8.1 million and assumed liabilities of approximately $62,000. The Company recorded the estimated excess purchase price over net assets acquired of approximately $7.2 million as goodwill. The value ascribed to the estimated excess purchase price over net assets acquired is preliminary and is subject to change. Other intangibles are not material. The product line, which manufactures electrical wiring devices, will be integrated into the Company's Napa Valley, CA manufacturing facility. The Company borrowed $4.5 million on its revolving credit facility to partially finance this acquisition. The acquisition calls for approximately 75% of the total purchase price to be paid at closing, 10% to be paid at the earlier of when the product line is fully integrated into the Company's Napa, California manufacturing facility or March 7, 2005, with the remainder being paid over the next four years.

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

GENERAL

KCLLC is the parent holding company of the wholly owned subsidiaries of the Company. KCI, the sole member of KCLLC, holds no other assets other than its investment in KCLLC and has no operations. The Company has two operating business segments, its electrical components ("EC") business and mechanical engineered components ("MEC") business. Through its two businesses, the Company is a leading manufacturer of custom-engineered essential componentry for application in a diverse array of end-use products. The Company targets original equipment manufacturer ("OEM") markets where the Company believes its value-added engineering and manufacturing capabilities, along with its timely delivery, reliability and customer service, enable it to differentiate the Company from its competitors and enhance profitability. Further, as the Company leverages itself in order to acquire additional product lines, management uses free cash flow (a non-GAAP financial measure defined by the Company as cash flow provided by operating activities of its continuing operations less cash flow used in investing activities of its continuing operations) as a key indicator of each product line. The EC business product lines include power conversion products, specialty electrical components and high-voltage utility switches. The product lines of the MEC business consist primarily of flexible shaft and remote valve control components and turbo-charger actuators.

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

The Company continues to seek to make selective acquisitions of light industrial manufacturing companies (see Note 10 elsewhere in this Form 10-Q).

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

Three months ended March 31,                                            2004                       2003
                                                               ----------------------      ---------------------
                     (In thousands)                                           % of                       % of
                                                                Amount      Net Sales       Amount     Net Sales
                                                               --------     ---------      --------    ---------
Net Sales                                                      $ 50,868       100.0%       $ 43,807      100.0%

Cost of Goods Sold                                               31,419        61.8          27,417       62.6
                                                               --------       -----        --------      -----
Gross Profit                                                     19,449        38.2          16,390       37.4

Selling, general and administrative expenses                     10,506        20.7           9,234       21.1
                                                               --------       -----        --------      -----

Income from operations                                            8,943        17.5           7,156       16.3

Interest expense                                                  3,017         5.9           3,143        7.1
                                                               --------       -----        --------      -----
Income before provision for income taxes and discontinued
  operations                                                      5,926        11.6           4,013        9.2
Provision for income taxes                                        2,359         4.6           1,732        4.0
                                                               --------       -----        --------      -----
Income from continuing operations                                 3,567         7.0           2,281        5.2
(Loss) income from discontinued operations, net of tax of
     $(891) and $52                                              (1,192)       (2.3)            123        0.3
                                                               --------       -----        --------      -----
Net income                                                     $  2,375         4.7%       $  2,404        5.5%
                                                               ========       =====        ========      =====

A summary of the Company's segments is as follows:

Electrical Components Business
Three Months Ended March 31,                              2004                     2003
                                                  --------------------     --------------------
(In thousands)                                                 % of                     % of
                                                  Amount     Net Sales     Amount     Net Sales
                                                  -------    ---------     -------    ---------
Net Sales                                         $31,481      100.0%      $29,446      100.0%
Cost of Sales                                      18,715       59.4        18,214       61.9
                                                  -------      -----       -------      -----
Gross Profit                                       12,766       40.6        11,232       38.1

Selling, general and administrative expenses        7,200       22.9         6,696       22.7
                                                  -------      -----       -------      -----
Income from operations                            $ 5,566       17.7%      $ 4,536       15.4%
                                                  =======      =====       =======      =====

Mechanical Engineered Components
Three Months Ended March 31,                              2004                     2003
                                                  --------------------     --------------------
(In thousands)                                                 % of                     % of
                                                  Amount     Net Sales     Amount     Net Sales
                                                  -------    ---------     -------    ---------
Net Sales                                         $19,387      100.0%      $14,361      100.0%
Cost of Sales                                      12,704       65.5         9,203       64.1
                                                  -------      -----       -------      -----
Gross Profit                                        6,683       34.5         5,158       35.9

Selling, general and administrative expenses        2,210       11.4         1,859       12.9
                                                  -------      -----       -------      -----
Income from operations                            $ 4,473       23.1%      $ 3,299       23.0%
                                                  =======      =====       =======      =====

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

Net Sales: Net sales for the three months ended March 31, 2004 ("Quarter 2004") increased by approximately $7.1 million, or 16.1%, from net sales for the three months ended March 31, 2003 ("Quarter 2003"). This increase was the sum of the approximately $5.0 million, or 35.0%, increase in the net sales of the MEC business and the approximately $2.0 million, or 6.9%, increase in net sales of the EC business.

The approximately $5.0 million increase in net sales of the MEC business for the Quarter 2004 as compared to the Quarter 2003 was driven by continued growth of both MEC product lines. Net sales of the flexible shaft product line increased by approximately $2.2 million, or 36.0%, for the Quarter 2004 as compared to the Quarter 2003. This increase was driven by new product introductions as well as the acquisition of the mechanical components business of Arens Controls, LLC ("Arens Controls"). The Company completed this acquisition on March 3, 2003 (See
Note 2 to the consolidated financials elsewhere in this Form 10-Q), which resulted in having this product line in the Company's results for only one month during the Quarter 2003. Net sales of the turbocharger components product line increased by approximately $2.8 million, or 34.2%, for the Quarter 2004 as compared to the Quarter 2003. This increase was driven primarily by continued volume growth of a new product introduced in December 2002.

The approximately $2.0 million or 6.9% increase in the EC business for the Quarter 2004 as compared to the Quarter 2003 was driven primarily by the growth in the Company's specialty electrical components product line, which had net sales growth of approximately $1.8 million, or 15%. This growth was generated through both its recreational and industrial channels as the increased sales volume experienced in the fourth quarter of 2003 continued into the first quarter 2004.

Gross Profit: Gross profit increased by approximately $3.1 million, or 18.7%, for Quarter 2004 as compared to Quarter 2003, resulting from the sum of the approximately $1.5 million, or 29.6%, increase in the gross profit of the MEC business and the approximately $1.5 million, or 13.7%, increase in gross profit of the EC business for the Quarter 2004.

The approximately $1.5 million, or 29.6%, increase in gross profit of the MEC business for Quarter 2004 as compared to Quarter 2003 was driven by volume increases of the flexible shaft and turbocharger components product lines.

The approximately $1.5 million, or 13.7% increase in gross profit of the EC business for the Quarter 2004 as compared to the Quarter 2003 resulted primarily from the volume increases of the specialty electrical components product line for the Quarter 2004 as compared to the Quarter 2003. In addition, continued productivity and negotiated material cost savings related to the power conversion product line also increased gross profit for the EC business for the Quarter 2004 as compared to the Quarter 2003.

The gross profit, as a percentage of net sales ("GP percentage"), for the MEC business declined by approximately 1.4% for the Quarter 2004 as compared to the Quarter 2003 related to price concessions of the Company's turbocharger product line. For the EC business, the GP percentage increased by approximately 2.4% during the Quarter 2004 as compared to the Quarter 2003 as additional volume was serviced without additional fixed cost as well as change in product mix and the productivity gains as described above.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses increased approximately $1.3 million, or 13.8%, for the Quarter 2004 as compared to the Quarter 2003. As a percentage of net sales, SG&A declined to 20.7% for the Quarter 2004 from 21.1% for the Quarter 2003. SG&A of the MEC business increased by approximately $351,000, or 18.9%, for the Quarter 2004 as compared to the Quarter 2003 and as a percentage of net sales, decreased approximately 1.5%. SG&A of the EC business increased by approximately $504,000, or 7.5%, for the Quarter 2004 as compared to the Quarter 2003 and increased as a percentage of net sales by approximately 0.2%.

The increase in SG&A of the MEC business is primarily the result of the Company adding additional cost to the turbocharger product line to service its continuing growth and maintain high quality levels. In addition, higher incentive compensation costs drove the increase in SG&A of the turbocharger product line, as a result of the growth in the operating performance of that product line during the Quarter 2004 as compared to the Quarter 2003. Commission and freight expense related to additional volume drove the increase in SG&A for the EC business for the Quarter 2004 as compared to the Quarter 2003. In addition certain costs were incurred as the Company continues to explore migrating production off-shore. Corporate expenses were higher during the Quarter 2004 as compared to the Quarter 2003, related to professional fees.

Income from Operations: The increase in income from operations of approximately $1.8 million, or 25.0%, for the Quarter 2004 as compared to the Quarter 2003, resulted from the increase in gross profit of approximately $3.1 million, offset by the increase in SG&A expenses of approximately $1.3 million.

Interest Expense: Interest expense decreased by approximately $126,000, or 4.0%, during the Quarter 2004 as compared to the Quarter 2003. This decrease is primarily due to lower levels of outstanding borrowings during the Quarter 2004 as compared to the Quarter 2003.

Provision for Income Taxes: The provision for income taxes increased by approximately $627,000, or 36.2%, for the Quarter 2004 as compared to the Quarter 2003. The Company's effective tax rate on income before provision for income taxes and cumulative effect of change in accounting principle for the Quarter 2004 was approximately 39.0%. The effective rate on income before provision for income taxes and cumulative effect of change in accounting principle for the Quarter 2003 was approximately 43.0%. The decline in the effective rate from the Quarter 2003 to the Quarter 2004 was primarily driven by the Company's foreign tax credits.

Income from continuing operations: Income from continuing operations increased by approximately $1.3 million, or 56.4%, during the Quarter 2004 as compared to the Quarter 2003. The increase resulted from the sum of the increase in income from operations of approximately $1.8 million and the decrease in interest expense of approximately $126,000 offset by the increase in provision for income taxes of approximately $627,000, due to the factors discussed above.

(Loss) income from Discontinued operations: In March 2004, after reviewing the lock product line's 2003 operating performance as well as its long-term strategic plan, the Board of Directors of KCI and KCLLC concluded to sell Hudson Lock, LLC ("Hudson"). In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company recorded the assets and liabilities of Hudson as held for sale and reported the results of operations, which were formerly included in the results of the Company's MEC business, as discontinued operations. At March 31, 2004, The Company had not accrued any loss on disposal related to the sale since it is management's estimate that a sale of this product line would generate after-tax proceeds at least equal to the current carrying value of the net assets of this product line. The Lock product line had a net loss for the Quarter 2004 of approximately $1.2 million (net of tax credit of approximately $778,000). This compares to net income of approximately $123,000 (net of taxes of approximately $81,000 for the Quarter 2003). In February 2004, management concluded to close the lock manufacturing facility in Mexico as the continuing decline in net sales volume of this product line made it prohibitive to carry the dual overhead infrastructures of its domestic and Mexico manufacturing facilities. The assets of Mexico were primarily inventory, leasehold improvements and machinery and equipment. In closing down the facility, the Company recorded a charge of approximately $664,000 for severance and closing costs and to write down inventory and leaseholds. In addition, the Company recorded a charge of approximately $605,000 to record the balance of the lease on the facility on a present value basis, less any estimate for sublease income.

Net Income: Net income decreased by approximately $29,000 for the Quarter 2004 as compared to the Quarter 2003. Income from continuing operations increased approximately $1.3 million, as described above. This was offset by the increase in loss from discontinued operations of approximately $1.3 million, discussed above.

Liquidity and Capital Resources

The Company has historically generated funds from its continuing operations and its working capital requirements generally have not materially fluctuated from quarter to quarter. The Company's other main sources of liquidity have historically been the Company's $80.0 million of uncollateralized 10.5% senior notes due 2008 and it's outstanding credit facilities. The credit facility provides for a six-year $40.0 million revolving credit facility, which as a result of the amendment discussed below was reduced to $25.0 million through March 30, 2005, and a six-year $100.0 million term loan facility. The obligations under the credit agreement governing the credit facilities are guaranteed by the Company's subsidiaries and KCI, and are collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property. There were no amounts outstanding under the revolving credit facility at March 31, 2004. The term loan is payable in quarterly installments through September 2006. Both the term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate or the London interbank offered rate ("LIBOR") plus an applicable margin which will vary from 1.0% to 3.75% and require the payment of a commitment fee of ranging from 0.375% to 0.5% on the unused portion of the facility as well as quarterly commitment fees.

The credit facility also allows for up to $5.0 million of outstanding letters of credit. At March 31, 2004, the Company had two letters of credit outstanding for approximately $1.5 million. The letters of credit primarily relate to the Company's workman's compensation insurance programs. Currently, the Company believes that the $5.0 million allowance for letters of credit is sufficient for its needs.

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

As a result of the impact of the domestic economy on the Company's business coupled with the performance of the lock product line and cash spent on an unsuccessful acquisition attempt during 2003, the Company would not have been able to achieve the required step down in the financial covenants that was to occur as of September 2003 in accordance with the Amendment. Accordingly, the Company entered into a second amendment to its credit agreement (the "Second Amendment"). The financial covenants as modified by the Second Amendment apply from September 30, 2003 through March 30, 2005, at which time the financial covenants return to the financial covenants in effect before the Amendment. At March 31, 2004, the Company was in compliance with the credit agreement, as amended.

On May 7, 2004, The Company acquired the net assets of Advanced Devices, Inc. for a purchase price of approximately $8.1 million and assumed liabilities of approximately $62,000. The Company recorded the estimated excess purchase price over net assets acquired of approximately $7.2 million as goodwill. The value ascribed to the estimated excess purchase price over net assets acquired is preliminary and is subject to change. Other intangibles are not material. The product line, which manufactures electrical wiring devices, will be integrated into the Company's Napa Valley, CA manufacturing facility. The Company borrowed $4.5 million on its revolving credit facility to partially finance this acquisition. The acquisition calls for approximately 75% of the total purchase price to be paid at closing, 10% to be paid at the earlier of when the product line is fully integrated into the Company's Napa, California manufacturing facility or March 7, 2005, with the remainder being paid over the next four years.

The Company's remaining liquidity demands are for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's senior notes require semiannual interest payments on the outstanding principal. The term loan requires quarterly principal payments. At March 31, 2004, the Company had prepaid its next principal payment. Principal payments required for the next 12 months will be approximately $12.8 million. Under the revolving credit facility and term loan, the Company has the option to lock in a specified interest rate by entering into a contract, for different periods, which cannot exceed 180 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. The Company anticipates its capital expenditures for the year ended December 31, 2004 to be approximately $4.0 million. The expenditures are primarily needed to maintain its facilities, expand its production capacity for new product introduction as well as fund the Company's ongoing plan to expand foreign operations in order to take advantage of profitable market opportunities. To the extent cash flow from continuing operations is insufficient to cover the Company's capital expenditures, debt service and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility, which it believes to be sufficient for any such purpose.

KCI has no operations and is dependent on KCLLC for financial resources in the form of capital distributions to meet its obligations. KCI obligations include the liquidation preferences of $107.0 million for its preferred stock plus any dividends payable in arrears (at March 31, 2004 there were approximately $4.2 million in cumulative dividends in arrears, payable in kind), which are redeemable for cash at the option of the holder after June 2, 2009, the requirement to purchase shares from its common shareholders under certain circumstances and its tax obligations. Repurchases of KCI Common Stock are made at fair market value as defined in KCI's shareholder agreement. At March 31, 2004 approximately 1.3 million KCI common shares plus potentially 191,000 shares covered by stock options were subject to repurchase by KCI. The ability of KCLLC to make such capital distributions will be limited by its available resources and is limited by restrictions of debt and other agreements. KCLLC reflects the tax obligations of KCI in its tax provision.

Cash flows provided by operating activities were approximately $2.0 million and $2.3 million for Quarter 2004 and 2003, respectively. The net decrease in cash flows of approximately $228,000 for Quarter 2004 resulted primarily from the cash used by the discontinued operations. For the Quarter 2004 cash provided by operating activities of continuing operations increased approximately $579,000 from approximately $1.8 million for the Quarter 2003 to approximately $2.4 million for the Quarter 2004. This was primarily driven by the growth in earnings slightly offset by the investment in working capital related to such growth. For the Quarter 2004, net income plus non-cash charges totaled approximately $4.7 million as compared to the Quarter 2003 of approximately $3.4 million. The Company's primary working capital accounts (accounts receivable, inventory and accounts payable) used net cash in its continuing operations of approximately $7.1 million for the Quarter 2004 as compared to Quarter 2003, when the working capital accounts used net cash of approximately $5.2 million. In addition, as a result of the Company's anticipated sale of the lock product line, accrued expenses increased as the Company accrued income taxes in the Quarter 2004 but has not made any estimated payments for income taxes.

The approximately $807,000 increase in cash used in operating activities of discontinued operations was driven by the closure of the lock product manufacturing facility in Mexico in February 2004. The decline in net sales volume made it prohibitive to carry the dual overhead infrastructures of the domestic and Mexico lock manufacturing facilities. As a result, management concluded to close the lock manufacturing facility in Mexico. In closing down the facility the Company recorded a charge of approximately $664,000 for severance and closing costs and to write down inventory and leaseholds. In addition the Company recorded a charge of approximately $605,000 to record the balance on the lease of the facility on a present value basis, less any estimate for sublease income. Further, the decline in net sales of approximately 24.7% for the Quarter 2004 as compared to the Quarter 2003 also was a contributing factor in the increase in cash used by the operating activities of this product line for the Quarter 2004 as compared to the Quarter 2003 (see Note 2 to the consolidating financial statements elsewhere in this Form 10-Q).

Cash flows used in investing activities were approximately $408,000 and $5.5 million for Quarter 2004 and the Quarter 2003, respectively. Cash flows used in investing activities of continuing operations were approximately $379,000 and $5.3 million for Quarter 2004 and the Quarter 2003, respectively. Capital expenditures for continuing operations for the Quarter 2004 and 2003 were approximately $379,000 and $894,000, respectively. The decline in capital expenditures for Quarter 2004 as compared to the Quarter 2003 was timing related.

On March 3, 2003, the Company acquired the mechanical components business of Arens Controls for a purchase price of approximately $4.4 million and assumed liabilities of approximately $642,000. The Company recorded the estimated excess purchase price over net assets acquired of approximately $2.0 million as goodwill. Other intangibles acquired in the transaction were not material. The product line, which manufactures mechanical push-pull control solutions, was fully integrated into the Company's Binghamton, New York manufacturing facility in November 2003. The Company borrowed $2.0 million on its revolving credit facility to partially finance this acquisition.

Cash flows used in investing activities of discontinued operations were approximately $29,000 and $199,000 for Quarter 2004 and the Quarter 2003, respectively. These amounts relate to capital expenditures of the lock product line for those periods.

Cash flows from financing activities used net cash for the Quarter 2004 of approximately $3.7 million and provided net cash for the Quarter 2003 of approximately $1.9 million. The net cash used in financing activities for Quarter 2004 was primarily related to the Company's repayment of debt under its existing credit facilities of approximately $3.9 million. For the Quarter 2003, the cash provided by financing activities primarily related to the borrowing of $2.0 million to particially finance the acquisition of Arens Controls. At March 31, 2004, the Company was one payment ahead of schedule under its current term debt facility.

Management believes that the Company's cash flow from continuing operations, together with its borrowing availability under its existing credit facilities, will be adequate to meet its anticipated capital requirements for the next twelve months.

Commitments and Contingencies

The following is a schedule of the Company's contractual obligations outstanding at March 31, 2004:

(in Thousands)                                         Payments due by period
                                 ------------------------------------------------------------------
 Contractual Obligations                      Less than 1                               More than 5
                                  Total          year       1-3 years     3-5 years        years
                                 --------     -----------   ---------     ---------     -----------
Long-term debt obligations       $128,879      $ 12,748      $ 35,438      $ 80,693      $   --
Operating lease obligations         8,835         1,768         2,915         1,996         2,156
Accrued lease costs                   453          --             212           241          --
Other long-term liabilities         1,313          --            --            --           1,313
Stand by letters of credit          1,468          --            --            --           1,468
                                 --------      --------      --------      --------      --------
                                 $140,948      $ 14,516      $ 38,565      $ 82,930      $  4,937
                                 ========      ========      ========      ========      ========

Critical Accounting Policies

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

         Goodwill and other intangible assets: At March 31, 2004, the Company has recorded approximately $80.2 million in goodwill and other intangible assets related to acquisitions made in 2003 and prior years. The recoverability of these assets is subject to an impairment test based on the estimated fair value of the underlying businesses. These estimated fair values are determined using a valuation methodology that triangulates the discounted cash flows, market multiples and transactional multiples of the reporting units. Factors affecting these future cash flows include: the continued market acceptance of the products and services offered by the businesses; the development of new products and services by the businesses and the underlying cost of development; the future cost structure of the businesses; and future technological changes.

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

         (v) The Company records the effects of its existing pension plans in its financial statements using various assumptions and the use of independent actuaries; if any of the underlying assumptions were to change, the carrying value of the pension assets and obligations may require adjustment; and,

         (vi) The Company's financial covenants, as defined in its credit facilities, were based, in part, by estimates of future results of the Company's continuing operations; if actual results were not to meet those expectations, the Company may not meet its financial covenants and may be required to obtain waivers for those covenants.

Inflation

Inflation has not been material to the Company's continuing operations for the periods presented.

Backlog

The Company's backlog of orders as of March 31, 2004, was approximately $31.9 million. The Company includes in its backlog only accepted purchase orders. However, backlog is not necessarily indicative of future sales. In addition, purchase orders can generally be cancelled at any time without penalty.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's primary exposure to market risk is related to the variability in interest rates associated with the $48.0 million outstanding under its term loan and with any amounts outstanding under its $25 million revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the agreement. Principally all of the borrowings under the term loan are locked in at approximately 4.4% until July 2004, when the underlying LIBOR contract is up for renewal. At March 31, 2004, the Company had no amounts outstanding under its line of credit and was one payment ahead of schedule on its term debt. A 1% change in the interest rate for the Company's credit facilities in place at December 31, 2003 would have resulted in a change in the Company's annual interest expense of approximately $603,000. The senior notes bear a fixed rate of interest and therefore are not subject to market risk. The Company does not hold derivative financial instruments or believe that material imbedded derivatives exist within its contracts.

While the Company uses commodity metals in certain of its products, its exposure to market risk is reduced by the pass-through of increased costs to its customer base.

As the Company has operations outside the United States of America, it is subject to foreign currency exchange risk. To date those risks have not had a material impact on the Company's results of operations or financial position.

Item 4. Controls and Procedures

The management of KCLLC carried out an evaluation, with the participation of its President and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, KCLLC's President and Chief Financial Officer concluded that KCLLC's disclosure controls and procedures were effective to ensure that information required to be disclosed by KCLLC in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in KCLLC's internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, KCLLC's internal control over financial reporting.

The management of Key Components Finance Corp. ("Finance Corp.") carried out an evaluation, with the participation of its President and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, Finance Corp.'s President and Chief Financial Officer concluded that Finance Corp.'s disclosure controls and procedures were effective to ensure that information required to be disclosed by Finance Corp. in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in Finance Corp.'s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Finance Corp.'s internal control over financial reporting.

Part II - Other Information

Item 6 -- Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  The Company filed the following report on Form 8-K during the first quarter of the year ending March 31, 2004:

               Date of Report              Date Report Filed with SEC                        Items Reported
         ---------------------------    ----------------------------------    --------------------------------------------
               March 17, 2004                    March 17, 2004               Press Release dated March 17, 2004,
                                                                              announcing financial results for the Year
                                                                              and Quarter ended December 31, 2003
                                                                              (furnished pursuant to Item 12 of Form 8-K).

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     KEY COMPONENTS, LLC
                                             -----------------------------------


Date: May 17, 2004                           By:  /s/ Robert. B. Kay
                                                --------------------------------
                                                Robert B. Kay
                                                President


Date: May 17, 2004                           By: /s/Keith A. McGowan
                                                --------------------------------
                                                Keith A. McGowan
                                                Chief Financial Officer


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 KEY COMPONENTS FINANCE CORP.
                                             -----------------------------------


Date: May 17, 2004                           By:  /s/ Robert. B. Kay
                                                --------------------------------
                                                Robert B. Kay
                                                President


Date: May 17, 2004                           By: /s/Keith A. McGowan
                                                --------------------------------
                                                Keith A. McGowan
                                                Chief Financial Officer