Form 10-Q
period 2004-06-30
KEY COMPONENTS LLC
filed 2004-08-16
CIK 1065418

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                                 |_| Yes    |X| No

     As of August 12, 2004, all of the membership interests in Key Components, LLC were owned by Key Components, Inc., a privately held New York corporation. All of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

     *Key Components Finance Corp. meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format.

===============================================================================

                               KEY COMPONENTS, LLC

                                 FORM 10-Q INDEX

                                  JUNE 30, 2004

                                                                                              PAGE
                                                                                             NUMBER
                                                                                             ------
PART I

Item 1. --   Consolidated Financial Statements:

             Balance Sheets.............................................................        2
             Statements of Income.......................................................        3
             Statements of Members' Equity..............................................        4
             Statements of Cash Flows...................................................        5
             Statements of Comprehensive Income (Loss)..................................        6
             Notes to Consolidated Financial Statements.................................        7

Item 2. --   Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................................       13

Item 3.--    Quantitative and Qualitative Disclosures about Market Risk.................       23

Item 4.--    Controls and Procedures....................................................       24

PART  II

Item 6.--    Exhibits and Reports on Form 8-K...........................................       24

Signatures   ...........................................................................       25



                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

                      KEY COMPONENTS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------
                                                                                  JUNE 30,   December 31,
                                                                                    2004          2003
---------------------------------------------------------------------------------------------------------
ASSETS:                                                                           (unaudited)
Current
   Cash                                                                           $  1,349     $  3,872
   Accounts receivable, net of allowance for doubtful
    accounts of $1,843 and $1,702 in 2004 and 2003, respectively                    27,528       23,989
  Inventories                                                                       32,263       24,063
  Prepaid expenses and other current assets                                            963        1,862
  Deferred income taxes                                                              5,149        5,308
   Assets held for sale                                                             16,349       20,464
-------------------------------------------------------------------------------------------------------
     Total current assets                                                           83,601       79,558
Property, plant and equipment, net                                                  18,442       18,149
Goodwill, net                                                                       86,483       80,165
Deferred financing costs, net                                                        2,890        3,370
Prepaid pension cost                                                                 2,518        2,684
Other assets                                                                           659          779
-------------------------------------------------------------------------------------------------------
     Total assets                                                                 $194,593     $184,705
=======================================================================================================

LIABILITIES AND MEMBER'S EQUITY:
Current
  Current portion of long-term debt                                               $ 13,301     $ 12,196
  Accounts payable                                                                  16,492       11,010
  Accrued compensation                                                               4,106        4,170
  Accrued expenses                                                                   8,972        6,541
  Accrued income taxes                                                               5,972        1,458
  Accrued interest                                                                   1,141        1,102
  Liabilities associated with assets held for sale                                   1,960        1,922
-------------------------------------------------------------------------------------------------------
      Total current liabilities                                                     51,944       38,399

Long-term debt                                                                     113,401      120,561
Deferred income taxes                                                                2,329        2,626
Other long-term liabilities                                                          2,468        1,739
-------------------------------------------------------------------------------------------------------
     Total liabilities                                                             170,142      163,325

Commitments and contingencies

Member's equity                                                                     24,451       21,380
-------------------------------------------------------------------------------------------------------
     Total liabilities and member's equity                                        $194,593     $184,705
=======================================================================================================



              The accompanying notes are an integral part of these
                             financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                            (UNAUDITED, IN THOUSANDS)


                                                                       SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                            JUNE 30,                        JUNE 30,
                                                                 -------------------------------    ----------------------
                                                                       2004           2003         2004          2003
--------------------------------------------------------------------------------------------------------------------------
NET SALES                                                           $ 105,828      $  88,820     $  54,960      $  45,013
COST OF GOODS SOLD                                                     65,172         54,757        33,753         27,340
--------------------------------------------------------------------------------------------------------------------------
           GROSS PROFIT                                                40,656         34,063        21,207         17,673

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           21,398         18,761        10,892          9,527
--------------------------------------------------------------------------------------------------------------------------
           INCOME FROM OPERATIONS                                      19,258         15,302        10,315          8,146
INTEREST EXPENSE                                                        6,004          6,278         2,987          3,135
--------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES AND DISCONTINUED              13,254          9,024         7,328          5,011
  OPERATIONS
PROVISION FOR INCOME TAXES                                              5,280          3,886         2,920          2,154
--------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                       7,974          5,138         4,408          2,857
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF
   TAX OF $(3,137), $90, $(2,359) AND $9, RESPECTIVELY                 (5,090)           140        (3,899)            17
--------------------------------------------------------------------------------------------------------------------------
                          NET INCOME                                $   2,884      $   5,278     $     509      $   2,874
==========================================================================================================================




              The accompanying notes are an integral part of these
                             financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
                                 (IN THOUSANDS)



                                                 FOR THE SIX MONTHS              For the Year
                                                 ENDED JUNE 30, 2004        Ended December 31, 2003
----------------------------------------------------------------------------------------------------
                                                     (UNAUDITED)
MEMBER'S EQUITY, BEGINNING OF PERIOD                   $21,380                      $25,044
NET INCOME (LOSS)                                        2,884                       (3,430)
MEMBER CONTRIBUTION                                        187                            -
MEMBER WITHDRAWAL                                            -                         (100)
MINIMUM PENSION LIABILITY, NET OF TAX                        -                         (134)
----------------------------------------------------------------------------------------------------
MEMBER'S EQUITY, END OF PERIOD                         $24,451                      $21,380
====================================================================================================



              The accompanying notes are an integral part of these
                             financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


---------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30,                                       2004           2003
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $  2,884      $  5,278
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Loss (income) of discontinued operations                         5,090          (140)
        Depreciation and amortization                                    1,807         1,824
        Amortization of deferred finance costs                             480           478
        Deferred taxes                                                     159          (254)
        Provision for bad debts                                            335            67
        Changes in assets and liabilities:
            Accounts receivable                                         (3,404)       (1,917)
            Inventories                                                 (7,819)         (891)
            Prepaid expenses and other assets                            1,080         4,742
            Accounts payable                                             5,422          (272)
            Accrued expenses                                             5,646           473
---------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY CONTINUING OPERATIONS                    11,680         9,388
          NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS          (878)        1,151
---------------------------------------------------------------------------------------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                  10,802        10,539
---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Business acquisition                                               (6,067)       (4,548)
     Capital expenditures                                               (1,293)       (1,583)
---------------------------------------------------------------------------------------------
          NET CASH USED IN CONTINUING OPERATIONS                        (7,360)       (6,131)
          NET CASH USED IN DISCONTINUED OPERATIONS                         (59)         (401)
---------------------------------------------------------------------------------------------
            NET CASH USED IN INVESTING ACTIVITIES                       (7,419)       (6,532)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt and capital lease obligations          (14,593)       (5,334)
     Proceeds from long-term debt borrowings                             8,500         2,000
     Member contributions                                                  187             -
     Member withdrawal                                                       -          (100)
---------------------------------------------------------------------------------------------
         NET CASH USED IN FINANCING ACTIVITIES                          (5,906)       (3,434)
---------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (2,523)          573
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           3,872         2,879
---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  1,349      $  3,452
=============================================================================================



                      KEY COMPONENTS, LLC AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)


---------------------------------------------------------------------------------------------
                                                                           FOR THE YEAR
                                                 FOR THE SIX MONTHS     ENDED DECEMBER 31,
                                                 ENDED JUNE 30, 2004          2003
 -------------------------------------------------------------------------------------------
                                                     (UNAUDITED)
 NET INCOME (LOSS)                                       $ 2,884              $ (3,430)

 MINIMUM PENSION LIABILITY, NET OF TAX                         -                  (134)

 -------------------------------------------------------------------------------------------
 COMPREHENSIVE INCOME (LOSS)                             $ 2,884              $ (3,564)
 ===========================================================================================



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

2. ACQUISITIONS AND DISPOSITIONS

ADVANCED DEVICES, INC.

On May 7, 2004, the Company acquired the net assets of Advanced Devices, Inc. ("ADI") for a purchase price of approximately $8.0 million and assumed liabilities of approximately $62,000. The Company recorded the estimated excess purchase price over net assets acquired of approximately $6.2 million as goodwill. The value ascribed to the estimated excess purchase price over net assets acquired is preliminary and is subject to change. Other intangibles are not believed to be material. The ADI product line, which manufactures electrical wiring devices, will be integrated into the Company's Napa Valley, CA manufacturing facility. The Company paid approximately $6.1 million in cash at closing and borrowed approximately $4.5 million on its revolving credit facility to partially finance this acquisition. The acquisition calls for approximately 75% of the total purchase price to be paid at closing, 10% to be paid at the earlier of the date when the product line is fully integrated into the Company's Napa, California manufacturing facility or March 7, 2005, and the remainder over the next four years annually.

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

HUDSON LOCK, LLC

The Company's lock product line's net sales declined significantly during the three years ended December 31, 2003. Net sales of the lock product line were approximately $17.2 million, $21.8 million and $32.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Management attributes such decline to the downturn in the economy plus the impact of foreign competition, both of which have led to the product line becoming a commodity over that period. As the net sales eroded, the shift in manufacturing to Mexico has negatively impacted customer service and quality. Further, the decline in sales volume made it prohibitive to carry the dual overhead infrastructures of its domestic and Mexico manufacturing facilities. As a result, the Company closed the lock manufacturing facility in Mexico in February 2004. In closing the facility, the Company recorded a charge of approximately $664,000 for severance, closing costs and to adjust inventory and leaseholds to fair value. In addition, the Company recorded a charge of approximately $605,000 to record the balance of the lease of the facility on a present value basis, less any estimate for sublease income.

In March 2004, after reviewing the lock product line's 2003 operating performance, which in the past was included as part of the Company's MEC business operating results, as well as its long-term strategic plan, the Board of Directors of KCI and KCLLC concluded to sell Hudson Lock, LLC ("Hudson"). In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company recorded the assets and liabilities of Hudson as held for sale and reported the results as discontinued operations. Based on initial indications of value from prospective buyers, at June 30, 2004, the Company recorded a charge of approximately $4.3 million (net of tax of approximately $2.6 million) to reduce the carrying value of the assets held for sale to its fair value.


The following table summarizes the net assets of the lock product line (unaudited):


          ---------------------------------------------------------------------------------------------------
          (In thousands)                                                     JUNE 30,            DECEMBER 31,
                                                                              2004                  2003
          ---------------------------------------------------------------------------------------------------
          Accounts receivable                                                $ 2,172             $  2,011
          Inventory                                                            4,281                4,628
          Other current assets and prepaid expenses                                -                  524
          Plant and equipment, net                                                 -                6,018
          Deferred tax assets                                                  9,896                7,283
          ---------------------------------------------------------------------------------------------------
              ASSETS HELD FOR SALE                                            16,349               20,464
          ---------------------------------------------------------------------------------------------------

          Accounts payable                                                       718                  845
          Accrued wages and related expenses                                     276                  562
          Accrued expenses                                                       966                  515
          ---------------------------------------------------------------------------------------------------
              LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE                 1,960                1,922
          ---------------------------------------------------------------------------------------------------
              NET ASSETS OF LOCK PRODUCT LINE                                $14,389              $18,542
          ===================================================================================================


The summary of the operations of the lock business for the six and three months ended June 30, 2004 and 2003 are as follows:


---------------------------------------------------------------------------------------------------------------------
(in thousands)                                                               SIX MONTHS ENDED     THREE MONTHS ENDED
                                                                                  JUNE 30,              JUNE 30,
                                                                             2004         2003       2004      2003
---------------------------------------------------------------------------------------------------------------------
Net sales                                                                   $ 7,794      $9,264    $ 4,007    $4,234
---------------------------------------------------------------------------------------------------------------------
(Loss) income from operations of the lock business, net of tax of
  $(3,137),$90, $(2,359), and $9, respectively                              $(5,090)     $  140   $ (3,899)   $   17
---------------------------------------------------------------------------------------------------------------------


3.   INVENTORIES

Inventories consist of the following:


---------------------------------------------------------------------------
(In thousands)                         JUNE 30,         DECEMBER 31,
                                         2004               2003
---------------------------------------------------------------------------
                                     (unaudited)
Raw materials                     $     17,938            $12,805
Work-in-process                          5,472              4,856
Finished goods                           8,853              6,402
---------------------------------------------------------------------------
         Total inventory              $ 32,263            $24,063
---------------------------------------------------------------------------


4. PROVISION FOR INCOME TAXES

For the six months ended June 30, 2004 and 2003, the Company's provision for income taxes primarily relates to the federal and state income taxes of its sole member, KCI. Deferred income taxes have been recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. Valuation allowances are recorded when necessary to reduce deferred tax assets to expected realizable amounts.

5. MEMBER CONTRIBUTIONS AND WITHDRAWALS

During the six months ended June 30, 2004, KCLLC received a contribution of $187,000 from KCI related to proceeds from stock options exercised to purchase KCI common stock. During the six months ended June 30, 2003, KCLLC distributed approximately $100,000 to its member, KCI, to enable KCI to repurchase common stock from a shareholder.

6. WARRANTY COSTS

The Company records a liability for its expected claims under existing product warranty policies. The accrual is based on the Company's historical warranty experience. For the six months ended June 30, 2004 and 2003, the Company's warranty accrual changed as follows:

------------------------------------------------------------------
(In thousands)
SIX MONTHS ENDED JUNE 30,                   2004             2003
------------------------------------------------------------------
                                        (unaudited)
Balance, beginning of period              $1,372            $ 985
Additions                                    586               65
Charges                                        -                -
------------------------------------------------------------------
Balance, end of period                    $1,958           $1,050
==================================================================

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


-------------------------------------------------------------------------------------------------------
(In thousands)                                                        MECHANICAL
                                                   ELECTRICAL         ENGINEERED
                                                   COMPONENTS         COMPONENTS             TOTAL
-------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2004:
   Net sales to external customers                   $ 64,179           $ 41,649           $ 105,828
   Intersegment net sales                                   -                 47                  47
    Segment profit - EBITDA                            12,460             10,928              23,388
   Segment assets                                     118,281             59,472             177,753
    Goodwill                                           65,386             21,097              86,483
   Depreciation and amortization                        1,214                572               1,786

=======================================================================================================
SIX MONTHS ENDED JUNE 30, 2003:
   Net sales to external customers                   $ 58,633           $ 30,187            $ 88,820
   Intersegment net sales                                   -                 35                  35
    Segment profit - EBITDA                            11,021              7,679              18,700
   Segment assets                                     108,433             51,894             160,327
    Goodwill                                           59,192             20,973              80,165
   Depreciation and amortization                        1,250                567               1,817

=======================================================================================================
THREE MONTHS ENDED JUNE 30, 2004:
   Net sales to external customers                   $ 32,698           $ 22,262            $ 54,960
   Intersegment net sales                                   -                 34                  34
    Segment profit - EBITDA                             6,294              6,173              12,467
   Segment assets                                     118,281             59,472             177,753
    Goodwill                                           65,386             21,097              86,483
   Depreciation and amortization                          614                290                 904

=======================================================================================================
THREE MONTHS ENDED JUNE 30, 2003:
   Net sales to external customers                   $ 29,187           $ 15,826            $ 45,013
   Intersegment net sales                                   -                 21                  21
    Segment profit - EBITDA                             5,859              4,127               9,986
   Segment assets                                     108,433             51,894             160,327
    Goodwill                                           59,192             20,973              80,165
   Depreciation and amortization                          624                314                 938
=======================================================================================================


RECONCILIATION OF SELECTED SEGMENT INFORMATION TO THE COMPANY'S CONSOLIDATED
TOTALS:



(In thousands)                                                    SIX MONTHS ENDED            THREE MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
--------------------------------------------------------------------------------------------------------------------
                                                                 2004         2003             2004        2003
--------------------------------------------------------------------------------------------------------------------
PROFIT OR LOSS:
  Total profit from reportable segments- EBITDA                  $23,388     $18,700         $12,467      $ 9,986
  Reconciling items:
     Corporate expenses                                           (2,322)     (1,562)         (1,237)        (892)
     Depreciation and amortization                                (1,808)     (1,836)           (915)        (948)
     Interest expense                                             (6,004)     (6,278)         (2,987)      (3,135)
--------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes and discontinued
   operations                                                    $13,254     $ 9,024         $ 7,328      $ 5,011
====================================================================================================================

                                                                                                         December
                                                                                            JUNE 30,        31,
                                                                                               2004        2003
--------------------------------------------------------------------------------------------------------------------
ASSETS:
   Total assets for reportable segments                                                     $177,753     $160,223
   Corporate assets                                                                              491        4,018
   Discontinued assets                                                                        16,349       20,464
--------------------------------------------------------------------------------------------------------------------
 Total consolidated assets                                                                  $194,593     $184,705
====================================================================================================================



----------------------------------------------------------------------------------------------------------------
(In thousands)                                             SIX MONTHS ENDED               THREE MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
----------------------------------------------------------------------------------------------------------------
                                                           2004         2003             2004           2003
----------------------------------------------------------------------------------------------------------------
GEOGRAPHICAL SALES INFORMATION:
  United States                                         $ 94,311       $77,470          $49,138         $39,496
  England                                                  2,775         2,884            1,349           1,600
  Canada                                                   2,397         2,280            1,170           1,196
  China                                                    2,389         2,082            1,299             922
  Netherlands                                              1,028           745              647             275
  Japan                                                      527           713              263             456
  Other                                                    2,401         2,646            1,094           1,068


----------------------------------------------------------------------------------------------------------------
Total                                                   $105,828       $88,820          $54,960         $45,013
================================================================================================================


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

In accordance with the disclosure provisions of SFAS 148, "Accounting for Stock-Based Compensation - transition and disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the following table illustrates the effect on net income as if the Company had applied the fair value recognition provisions for the three months ended June 30, 2004 and 2003:



                                                       SIX MONTHS ENDED        THREE MONTHS ENDED
                                                            JUNE 30,                JUNE 30,
--------------------------------------------------------------------------------------------------
                                                        2004         2003        2004         2003
--------------------------------------------------------------------------------------------------
(UNAUDITED)                                                           (in thousands)
Net income:
   As reported                                        $2,884       $5,278        $509       $2,874
   Pro forma                                          $2,883       $5,072        $508       $2,771
--------------------------------------------------------------------------------------------------



9. PENSION PLANS

The components of the net periodic benefit cost for the six and three months ended June 30, 2004 and 2003 related to the Company's pension plans were as follows:



                                                       SIX MONTHS ENDED        THREE MONTHS ENDED
                                                            JUNE 30,                JUNE 30,
--------------------------------------------------------------------------------------------------
                                                        2004        2003        2004         2003
--------------------------------------------------------------------------------------------------
(UNAUDITED)                                                           (in thousands)
Service Cost                                           $ 220        $ 222       $ 110        $123
Interest Cost                                            510          569         255         303
Expected return on plan assets                          (605)        (662)       (302)       (352)
Amortization of net loss                                  40           67          20          48
--------------------------------------------------------------------------------------------------
Net periodic benefit cost                              $ 165        $ 196       $  83        $122
--------------------------------------------------------------------------------------------------


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


                                              SIX MONTHS ENDED JUNE 30,                      THREE MONTHS ENDED JUNE 30,
                                        --------------------------------------        ---------------------------------------
                                              2004             2003                          2004               2003
                                        --------------------------------------        ---------------------------------------
(In thousands)                                      % OF                % OF                      % OF                % OF
                                                    NET                   NET                        NET                NET
                                         AMOUNT     SALES     AMOUNT    SALES           AMOUNT     SALES    AMOUNT    SALES
                                       ---------- --------- --------- ---------       ---------- -------- --------- ---------
Net Sales                              $ 105,828   100.0%   $  88,820    100.0%       $  54,960    100.0%  $  45,013  100.0%

Cost of Goods Sold                        65,172    61.6       54,757     61.6           33,753     61.4      27,340   60.7
---------------------------------------------------------------------------------------------------------------------------
Gross Profit                              40,656    38.4       34,063     38.4           21,207     38.6      17,673   39.3

Selling, general and
administrative expenses                   21,398    20.2       18,761     21.1           10,892     19.8       9,527   21.2
---------------------------------------------------------------------------------------------------------------------------
Income from operations                    19,258    18.2       15,302     17.2           10,315     18.8       8,146   18.1

Interest expense                           6,004     5.7        6,278      7.0            2,987      5.4       3,135    7.0
---------------------------------------------------------------------------------------------------------------------------

Income before provision for
income taxes and discontinued             13,254    12.5        9,024     10.2            7,328     13.3       5,011   11.1
operations
Provision for income taxes                 5,280     5.0        3,886      4.4            2,920      5.3       2,154    4.8
---------------------------------------------------------------------------------------------------------------------------
Income from continuing operations          7,974     7.5        5,138      5.8            4,408      8.0       2,857    6.3
(Loss) income from discontinued
     operations, net of tax of
     $(3,137), $90, $(2,358), and
     $9, respectively                     (5,090)   (4.8)         140      0.2           (3,899)    (7.1)         17
---------------------------------------------------------------------------------------------------------------------------
Net income                             $   2,884     2.7%   $   5,278      5.9%       $     509      0.9%  $   2,874    6.4%
===========================================================================================================================



A summary of the Company's segments is as follows:

ELECTRICAL COMPONENTS BUSINESS


                                              SIX MONTHS ENDED JUNE 30,                      THREE MONTHS ENDED JUNE 30,
                                        --------------------------------------        ---------------------------------------
                                              2004             2003                          2004               2003
                                        --------------------------------------        ---------------------------------------
(In thousands)                                      % OF                % OF                      % OF                % OF
                                                    NET                   NET                        NET                NET
                                         AMOUNT     SALES     AMOUNT    SALES           AMOUNT     SALES    AMOUNT    SALES
                                       ----------------------------------------       --------------------------------------
Net Sales                              $64,179   100.0%      $58,633    100.0%         $32,698    100.0%     $29,187   100.0%
Cost of Sales                           38,314    59.7        35,647     60.8           19,599     59.9       17,433    59.7
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                            25,865    40.3        22,986     39.2           13,099     40.1       11,754    40.3

Selling, general and
administrative expenses                 14,619    22.8        13,215     22.5            7,419     22.7        6,519    22.3
----------------------------------------------------------------------------------------------------------------------------
Income from operations                 $11,246    17.5%      $ 9,771     16.7%         $ 5,680     17.4%     $ 5,235    17.9%
============================================================================================================================


MECHANICAL ENGINEERED
COMPONENTS BUSINESS


                                              SIX MONTHS ENDED JUNE 30,                      THREE MONTHS ENDED JUNE 30,
                                        --------------------------------------        -------------------------------------
                                              2004             2003                          2004               2003
                                        --------------------------------------        -------------------------------------
(In thousands)                                      % OF                % OF                      % OF                % OF
                                                    NET                   NET                        NET                NET
                                         AMOUNT     SALES     AMOUNT    SALES           AMOUNT     SALES    AMOUNT    SALES
                                       ----------------------------------------       -------------------------------------
Net Sales                              $41,649     100.0%    $30,187    100.0%         $22,262     100.0%   $15,826   100.0%
Cost of Sales                           26,858      64.5      19,110     63.3           14,154      63.6      9,907    62.6
---------------------------------------------------------------------------------------------------------------------------
Gross Profit                            14,791      35.5      11,077     36.7            8,108      36.4      5,919    37.4

Selling, general and
administrative expenses                  4,435      10.6       3,965     13.1            2,225      10.0      2,106    13.3
Other
---------------------------------------------------------------------------------------------------------------------------
Income from operations                 $10,356      24.9%    $ 7,112     23.6%         $ 5,883      26.4%   $ 3,813    24.1%
===========================================================================================================================


SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003


Net Sales: Net sales for the six months ended June 30, 2004 ("Six Months 2004") increased by approximately $17.0 million, or 19.1%, from net sales for the six months ended June 30, 2003 ("Six Months 2003"). This increase was the sum of the approximately $11.5 million, or 38.0%, increase in the net sales of the MEC business and the approximately $5.5 million, or 9.5%, increase in net sales of the EC business.

The approximately $11.5 million increase in net sales of the MEC business for the Six Months 2004 as compared to the Six Months 2003 was driven by continued growth of both MEC product lines. Net sales of the flexible shaft product line increased by approximately $3.9 million, or 30.3%, for the Six Months 2004 as compared to the Six Months 2003. This increase was driven by new product introductions as well as the acquisition of the mechanical components business of Arens Controls, LLC ("Arens Controls"). The Company completed this acquisition on March 3, 2003 (See Note 2 to the consolidated financials elsewhere in this Form 10-Q), which resulted in having this product line in the Company's results for four months during the Six Months 2003. Net sales of the turbocharger components product line increased by approximately $7.6 million, or 43.6%, for the Six Months 2004 as compared to the Six Months 2003. This increase was driven primarily by continued volume growth of a new product introduced in December 2002.

The approximately $5.5 million or 9.5% increase in the EC business for the Six Months 2004 as compared to the Six Months 2003 was driven primarily by the growth in the Company's specialty electrical components product line, which had net sales growth of approximately $3.6 million, or 14.8%. This growth was generated through both its recreational and industrial channels as the increased sales volume experienced in the fourth quarter of 2003 continued into the first Six Months 2004. In addition, the power conversion product line posted net sales growth from the Six Months 2003 to the Six Months 2004 of approximately $1.8 million, or 6.9%. This growth was generated primarily as a result of demand through its direct OEM sales channel.

Gross Profit: Gross profit increased by approximately $6.6 million, or 19.4%, for Six Months 2004 as compared to Six Months 2003, resulting from the sum of the approximately $3.7 million, or 33.5%, increase in the gross profit of the MEC business and the approximately $2.9 million, or 12.5%, increase in gross profit of the EC business for the Six Months 2004.

The approximately $3.7 million, or 33.5%, increase in gross profit of the MEC business for Six Months 2004 as compared to Six Months 2003 was driven by volume increases of the flexible shaft and turbocharger components product lines.

The approximately $2.9 million, or 12.5% increase in gross profit of the EC business for the Six Months 2004 as compared to the Six Months 2003 resulted primarily from the volume increases of the specialty electrical components product line for the Six Months 2004 as compared to the Six Months 2003. In addition, continued productivity and negotiated material cost savings related to the power conversion product line also increased gross profit for the EC business for the Six Months 2004 as compared to the Six Months 2003.

The gross profit, as a percentage of net sales ("GP percentage"), for the MEC business declined by approximately 1.2% for the Six Months 2004 as compared to the Six Months 2003 related to price concessions of the Company's turbocharger product line. For the EC business, the GP percentage increased by approximately 1.1% during the Six Months 2004 as compared to the Six Months 2003 as additional volume was serviced without additional fixed cost as well as change in product mix and the productivity gains as described above.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses increased approximately $2.6 million, or 14.1%, for the Six Months 2004 as compared to the Six Months 2003. As a percentage of net sales, SG&A declined to 20.2% for the Six Months 2004 from 21.1% for the Six Months 2003. SG&A of the MEC business increased by approximately $470,000, or 11.9%, for the Six Months 2004 as compared to the Six Months 2003 and as a percentage of net sales, decreased approximately 2.5%. SG&A of the EC business increased by approximately $1.4 million, or 10.6%, for the Six Months 2004 as compared to the Six Months 2003 and increased as a percentage of net sales by approximately 0.2%.

The increase in SG&A of the MEC business is primarily the result of the Company adding additional cost to the turbocharger product line to service its continuing growth and maintain high quality levels. In addition, higher incentive compensation costs drove the increase in SG&A of the turbocharger product line, as a result of the growth in the operating performance of that product line during the Six Months 2004 as compared to the Six Months 2003. Commission and freight expense related to additional volume drove the increase in SG&A for the EC business for the Six Months 2004 as compared to the Six Months 2003. In addition certain costs were incurred as the Company continues to explore migrating production off-shore as well as investing in new product development. Corporate expenses were higher during the Six Months 2004 as compared to the Six Months 2003, related to professional fees.

Income from Operations: The increase in income from operations of approximately $4.0 million, or 25.9%, for the Six Months 2004 as compared to the Six Months 2003, resulted from the increase in gross profit of approximately $6.6 million, offset by the increase in SG&A expenses of approximately $2.6 million.

Interest Expense: Interest expense decreased by approximately $274,000, or 4.4%, during the Six Months 2004 as compared to the Six Months 2003. This decrease is primarily due to lower levels of outstanding borrowings during the Six Months 2004 as compared to the Six Months 2003.

Provision for Income Taxes: The provision for income taxes increased by approximately $1.4 million, or 35.9%, for the Six Months 2004 as compared to the Six Months 2003. The Company's effective tax rate on income before provision for income taxes and discontinued operations for the Six Months 2004 was approximately 39.8%. The effective rate on income before provision for income taxes and discontinued operations for the Six Months 2003 was approximately 43.1%. The decline in the effective rate from the Six Months 2003 to the Six Months 2004 was primarily driven by the Company's foreign tax credits.

Income from Continuing Operations: Income from continuing operations increased by approximately $2.8 million, or 55.2%, during the Six Months 2004 as compared to the Six Months 2003. The increase resulted from the sum of the increase in income from operations of approximately $4.0 million and the decrease in interest expense of approximately $274,000 offset by the increase in provision for income taxes of approximately $1.4 million, due to the factors discussed above.

(Loss) Income from Discontinued Operations: In March 2004, after reviewing the lock product line's 2003 operating performance as well as its long-term strategic plan, the Board of Directors of KCI and KCLLC concluded to sell Hudson Lock, LLC ("Hudson"). In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company recorded the assets and liabilities of Hudson as held for sale and reported the results of operations, which were formerly included in the results of the Company's MEC business, as discontinued operations. Based on initial indications of value from prospective buyers, at June 30, 2004, the Company recorded a charge of approximately $4.3 million (net of tax of approximately $2.6 million) to reduce the carrying value of the assets held for sale to its fair value. The Lock product line had a net loss from operations for the Six Months 2004 of approximately $820,000 (net of tax benefit of approximately $525,000). This compares to net income of approximately $140,000 (net of taxes of approximately $90,000) for the Six Months 2003. In February 2004, management concluded to close the lock manufacturing facility in Mexico as the continuing decline in net sales volume of this product line made it prohibitive to carry the dual overhead infrastructures of its domestic and Mexico manufacturing facilities. The assets of Mexico were primarily inventory, leasehold improvements and machinery and equipment. In closing down the facility, the Company recorded a charge of approximately $664,000 for severance and closing costs and to write down inventory and leaseholds. In addition, the Company recorded a charge of approximately $605,000 to record the balance of the lease on the facility on a present value basis, less any estimate for sublease income.

Net Income: Net income decreased by approximately $2.4 million for the Six Months 2004 as compared to the Six Months 2003. Income from continuing operations increased approximately $2.8 million, as described above. This was offset by the increase in loss from discontinued operations of approximately $5.2 million, discussed above.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2003

Net Sales: Net sales for the three months ended June 30, 2004 ("Quarter 2004") increased by approximately $9.9 million, or 22.1%, from net sales for the three months ended June 30, 2003 ("Quarter 2003"). This increase was the sum of the approximately $6.4 million, or 40.7%, increase in the net sales of the MEC business and the approximately $3.5 million, or 12.0%, increase in net sales of the EC business.

The approximately $6.4 million increase in net sales of the MEC business for the Quarter 2004 as compared to the Quarter 2003 was driven by continued growth of both MEC product lines. Net sales of the flexible shaft product line increased by approximately $1.7 million, or 25.2%, for the Quarter 2004 as compared to the Quarter 2003. This increase was driven by new product introductions as well as increased demand for the Arens Controls product line, which was acquired in March of 2003. Net sales of the turbocharger components product line increased by approximately $4.9 million, or 52.1%, for the Quarter 2004 as compared to the Quarter 2003. This increase was driven primarily by continued volume growth of a new product introduced in December 2002.

The approximately $3.5 million or 12.0% increase in the EC business for the Quarter 2004 as compared to the Quarter 2003 was driven primarily by the growth in the Company's specialty electrical components product line, which had net sales growth of approximately $1.8 million, or 14.6%. This growth was generated through both its recreational and industrial channels as the increased sales volume experienced in the fourth quarter of 2003 continued into 2004. In addition, the power conversion product line posted net sales growth from the Quarter 2003 to the Quarter 2004 of approximately $1.9 million, or 14.5%. This growth was generated primarily as a result of demand through its direct OEM sales channel.

Gross Profit: Gross profit increased by approximately $3.5 million, or 20.0%, for Quarter 2004 as compared to Quarter 2003, resulting from the sum of the approximately $2.2 million, or 37.0%, increase in the gross profit of the MEC business and the approximately $1.3 million, or 11.4%, increase in gross profit of the EC business for the Quarter 2004.

The approximately $2.2 million, or 37.0%, increase in gross profit of the MEC business for Quarter 2004 as compared to Quarter 2003 was driven by volume increases of the flexible shaft and turbocharger components product lines.

The approximately $1.3 million, or 11.4% increase in gross profit of the EC business for the Quarter 2004 as compared to the Quarter 2003 resulted primarily from the volume increases of the specialty electrical components and power conversion product lines for the Quarter 2004 as compared to the Quarter 2003.

The gross profit, as a percentage of net sales ("GP percentage"), for the MEC business declined by approximately 1.0% for the Quarter 2004 as compared to the Quarter 2003 related to price concessions of the Company's turbocharger product line. For the EC business, the GP percentage decreased by approximately 0.2% during the Quarter 2004 as compared to the Quarter 2003 primarily related to product mix as well as the impact of commodity costs during the quarter. It is expected that such commodity cost increases will not have a significant impact on the Company's results for the remainder of the year, as price increases were put in place in the late second quarter.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses increased approximately $1.4 million, or 14.3%, for the Quarter 2004 as compared to the Quarter 2003. As a percentage of net sales, SG&A declined to 19.8% for the Quarter 2004 from 21.2% for the Quarter 2003. SG&A of the MEC business increased by approximately $119,000, or 5.7%, for the Quarter 2004 as compared to the Quarter 2003 and as a percentage of net sales, decreased approximately 3.3%. SG&A of the EC business increased by approximately $900,000, or 13.8%, for the Quarter 2004 as compared to the Quarter 2003 and increased as a percentage of net sales by approximately 0.4%.

The increase in SG&A of the MEC business is primarily the result of the Company adding additional cost to the turbocharger product line to service its continuing growth and maintain high quality levels. In addition, higher incentive compensation costs drove the increase in SG&A of the turbocharger product line, as a result of the growth in the operating performance of that product line during the Quarter 2004 as compared to the Quarter 2003. These increases were mostly offset as the flexible shaft product line experienced a decline in its SG&A for the Quarter 2004 as compared to the Quarter 2003. This decline was driven by the excessive cost this product line experienced in 2003 related to the interim operating agreement it had in place with the seller of Arens Controls, which was acquired in March 2003. The interim operating agreement added duplicative cost until the manufacturing of that product line was fully integrated into the Company's Binghamton, NY manufacturing facility, which was not completed until November 2003. Commission and freight expense related to additional volume were the main drivers of the increase in SG&A for the EC business for the Quarter 2004 as compared to the Quarter 2003. In addition certain costs were incurred as the Company continues to explore migrating production off-shore as well as development costs related to new products.

Income from Operations: The increase in income from operations of approximately $2.2 million, or 26.6%, for the Quarter 2004 as compared to the Quarter 2003, resulted from the increase in gross profit of approximately $3.5 million, offset by the increase in SG&A expenses of approximately $1.4 million.

Interest Expense: Interest expense decreased by approximately $148,000, or 4.7%, during the Quarter 2004 as compared to the Quarter 2003. This decrease is primarily due to lower levels of outstanding borrowings during the Quarter 2004 as compared to the Quarter 2003.

Provision for Income Taxes: The provision for income taxes increased by approximately $767,000, or 35.6%, for the Quarter 2004 as compared to the Quarter 2003. The Company's effective tax rate on income before provision for income taxes and discontinued operations for the Quarter 2004 was approximately 39.9%. The effective rate on income before provision for income taxes and discontinued operations for the Quarter 2003 was approximately 43.0%. The decline in the effective rate from the Quarter 2003 to the Quarter 2004 was primarily driven by the Company's foreign tax credits.

Income from Continuing Operations: Income from continuing operations increased by approximately $1.6 million, or 54.3%, during the Quarter 2004 as compared to the Quarter 2003. The increase resulted from the sum of the increase in income from operations of approximately $2.3 million and the decrease in interest expense of approximately $148,000 offset by the increase in provision for income taxes of approximately $767,000, due to the factors discussed above.

(Loss) Income from Discontinued Operations: In March 2004, after reviewing the lock product line's 2003 operating performance as well as its long-term strategic plan, the Board of Directors of KCI and KCLLC concluded to sell Hudson Lock, LLC ("Hudson"). In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company recorded the assets and liabilities of Hudson as held for sale and reported the results of operations, which were formerly included in the results of the Company's MEC business, as discontinued operations. Based on initial indications of value from prospective buyers, at June 30, 2004, the Company recorded a charge of approximately $4.3 million (net of tax of approximately $2.6 million) to reduce the carrying value of the assets held for sale to its fair value. The Lock product line had net income from operations for the Quarter 2004 of approximately $371,000 (net of taxes of approximately $254,000). This compares to net income of approximately $17,000 (net of taxes of approximately $26,000) for the Quarter 2003.

Net Income: Net income decreased by approximately $2.4 million for the Quarter 2004 as compared to the Quarter 2003. Income from continuing operations increased approximately $1.6 million, as described above. This was offset by the increase in loss from discontinued operations of approximately $3.9 million, discussed above.

LIQUIDITY AND CAPITAL RESOURCES


The Company has historically generated funds from its continuing operations and its working capital requirements generally have not materially fluctuated from quarter to quarter. The Company's other main sources of liquidity have historically been the Company's $80.0 million of uncollateralized 10.5% senior notes due 2008 and it's outstanding credit facilities. The credit facility provides for a six-year $40.0 million revolving credit facility, which as a result of the amendment discussed below was reduced to $25.0 million through March 30, 2005, and a six-year $100.0 million term loan facility. The obligations under the credit agreement governing the credit facilities are guaranteed by the Company's subsidiaries and KCI, and are collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property. There was $1.7 million outstanding under the revolving credit facility at June 30, 2004. The term loan is payable in quarterly installments through September 2006. Both the term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate or the London interbank offered rate ("LIBOR") plus an applicable margin which will vary from 1.0% to 3.75% and require the payment of a commitment fee of ranging from 0.375% to 0.5% on the unused portion of the facility as well as quarterly commitment fees.

The credit facility also allows for up to $5.0 million of outstanding letters of credit. At June 30, 2004, the Company had two letters of credit outstanding for approximately $1.5 million. The letters of credit primarily relate to the Company's workman's compensation insurance programs. Currently, the Company believes that the $5.0 million allowance for letters of credit is sufficient for its needs.

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

As a result of the impact of the domestic economy on the Company's business during 2003 coupled with the performance of the lock product line and cash spent on an unsuccessful acquisition attempt during 2003, the Company would not have been able to achieve the required step down in the financial covenants that was to occur as of September 2003 in accordance with the Amendment. Accordingly, the Company entered into a second amendment to its credit agreement (the "Second Amendment"). The financial covenants as modified by the Second Amendment apply from September 30, 2003 through March 30, 2005, at which time the financial covenants return to the financial covenants in effect before the Amendment. At June 30, 2004, the Company was in compliance with the credit agreement, as amended.

The Company's remaining liquidity demands are for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's senior notes require semiannual interest payments on the outstanding principal. The term loan requires quarterly principal payments. At June 30, 2004, the Company had prepaid its next principal payment. Principal payments required for the next 12 months will be approximately $13.3 million. Under the revolving credit facility and term loan, the Company has the option to lock in a specified interest rate by entering into a contract, for different periods, which cannot exceed 180 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. The Company anticipates its capital expenditures for the year ended December 31, 2004 to be approximately $4.0 million. The expenditures are primarily needed to maintain its facilities, expand its production capacity for new product introduction as well as fund the Company's ongoing plan to expand foreign operations in order to take advantage of profitable market opportunities. To the extent cash flow from continuing operations is insufficient to cover the Company's capital expenditures, debt service and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility, which it believes to be sufficient for any such purpose.

KCI has no operations and is dependent on KCLLC for financial resources in the form of capital distributions to meet its obligations. KCI obligations include the liquidation preferences of $107.0 million for its preferred stock plus any dividends payable in arrears (at June 30, 2004 there were approximately $4.6 million in cumulative dividends in arrears, payable in kind), which are redeemable for cash at the option of the holder after June 2, 2009, the requirement to purchase shares from its common shareholders under certain circumstances and its tax obligations. Repurchases of KCI Common Stock are made at fair market value as defined in KCI's shareholder agreement. At June 30, 2004 approximately 1.3 million KCI common shares plus potentially 183,000 shares covered by stock options were subject to repurchase by KCI. The ability of KCLLC to make such capital distributions will be limited by its available resources and is limited by restrictions of debt and other agreements. KCLLC reflects the tax obligations of KCI in its tax provision.

Cash flows provided by operating activities were approximately $10.8 million and $10.5 million for Six Months 2004 and 2003, respectively. The net increase in cash flows of approximately $263,000 for Six Months 2004 was the result of approximately $2.3 million of cash flows provided by continuing operations offset by approximately $2.0 million of cash flows used in discontinued operations. For the Six Months 2004 cash provided by operating activities of continuing operations increased from approximately $9.4 million for the Six Months 2003 to approximately $11.7 million for the Six Months 2004. This was primarily driven by the growth in earnings offset by the investment in working capital related to such growth. For the Six Months 2004, net income plus non-cash charges totaled approximately $10.8 million as compared to the Six Months 2003 of approximately $7.3 million. The Company's primary working capital accounts (accounts receivable, inventory and accounts payable) used net cash in its continuing operations of approximately $5.8 million for the Six Months 2004 as compared to Six Months 2003, when the working capital accounts used net cash of approximately $3.1 million. Accrued expenses increased as the Company accrued income taxes in the Six Months 2004 but has not made any estimated payments for income taxes as it anticipates the sale of its lock product line to generate tax losses which will offset most of the Company's current tax liability.

The approximately $2.0 million increase in cash used in operating activities of discontinued operations was driven by the closure of the lock product manufacturing facility in Mexico in February 2004. The decline in net sales volume made it prohibitive to carry the dual overhead infrastructures of the domestic and Mexico lock manufacturing facilities. As a result, management concluded to close the lock manufacturing facility in Mexico. In closing down the facility the Company recorded a charge of approximately $664,000 for severance and closing costs and to write down inventory and leaseholds. In addition the Company recorded a charge of approximately $605,000 to record the balance on the lease of the facility on a present value basis, less any estimate for sublease income. Further, the decline in net sales of approximately 15.9% for the Six Months 2004 as compared to the Six Months 2003 also was a contributing factor in the increase in cash used by the operating activities of this product line for the Six Months 2004 as compared to the Six Months 2003 (see Note 2 to the consolidating financial statements elsewhere in this Form 10-Q).

Cash flows used in investing activities were approximately $7.4 million and $6.5 million for Six Months 2004 and the Six Months 2003, respectively. Cash flows used in investing activities of continuing operations were approximately $7.4 million and $6.1 million for Six Months 2004 and the Six Months 2003, respectively. Capital expenditures for continuing operations for the Six Months 2004 and 2003 were approximately $1.3 million and $1.6 million, respectively. The decline in capital expenditures for Six Months 2004 as compared to the Six Months 2003 was timing related.

On May 7, 2004, the Company acquired the net assets of Advanced Devices, Inc. ("ADI") for a purchase price of approximately $8.0 million and assumed liabilities of approximately $62,000. The Company recorded the estimated excess purchase price over net assets acquired of approximately $6.2 million as goodwill. The value ascribed to the estimated excess purchase price over net assets acquired is preliminary and is subject to change. Other intangibles are not material. The ADI product line, which manufactures electrical wiring devices, will be integrated into the Company's Napa Valley, CA manufacturing facility. The Company paid approximately $6.1 million in cash at closing and borrowed approximately $4.5 million on its revolving credit facility to partially finance this acquisition. The acquisition calls for approximately 75% of the total purchase price to be paid at closing, 10% to be paid at the earlier of the date when the product line is fully integrated into the Company's Napa, California manufacturing facility or March 7, 2005, and the remainder over the next four years annually.

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

Cash flows used in investing activities of discontinued operations were approximately $59,000 and $401,000 for Six Months 2004 and the Six Months 2003, respectively. These amounts relate to capital expenditures of the lock product line for those periods.

Cash flows from financing activities used net cash for the Six Months 2004 of approximately $5.9 million and $3.4 million, respectively. The net cash used in financing activities for Six Months 2004 was primarily related to the Company's repayment of debt under its existing credit facilities of approximately $14.6 million. In addition, the Company borrowed approximately $8.5 million against its revolver during the Six Months 2004 to partially finance the ADI acquisition and financing working capital growth due to the Company's revenue growth during the three months June 2004. For the Six Months 2003, the cash used in financing activities primarily related to the repayment of approximately $5.3 million in debt as well as the borrowing of $2.0 million to particially finance the acquisition of Arens Controls. At June 30, 2004, the Company was one payment ahead of schedule under its current term debt facility.

Management believes that the Company's cash flow from continuing operations, together with its borrowing availability under its existing credit facilities, will be adequate to meet its anticipated capital requirements for the next twelve months.



COMMITMENTS AND CONTINGENCIES

The following is a schedule of the Company's contractual obligations outstanding at June 30, 2004:


 (IN THOUSANDS)                                                   PAYMENTS DUE BY PERIOD
                                      -------------------------------------------------------------------------------
      CONTRACTUAL OBLIGATIONS                         LESS THAN 1                                       MORE THAN 5
                                           TOTAL          YEAR          1-3 YEARS       3-5 YEARS          YEARS
---------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT OBLIGATIONS               $126,702         $13,301        $32,716         $80,685            $    -
OPERATING LEASE OBLIGATIONS                 8,327           1,678          2,643           1,788             2,218
ACCRUED LEASE COSTS                           437              71            221             145                 -
OTHER LONG-TERM LIABILITIES                 1,292               -              -               -             1,292
ACQUISITION PURCHASE PRICE
  LIABILITIES                                 894             223            447             224                 -
STAND BY LETTERS OF CREDIT                  1,468               -              -               -             1,468
---------------------------------------------------------------------------------------------------------------------
                                         $139,120         $15,273        $36,027         $82,842            $4,978
=====================================================================================================================



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

      Inventory: Inventories are stated at the lower of cost or market, on a first-in, first-out basis. The Company purchases materials for the manufacture of inventory for sale in its various markets. The decision to purchase a set quantity of a particular inventory item is influenced by several factors including current and projected cost to produce certain items, future estimated availability and existing and projected sales of such items. The Company evaluates the net realizable value of its inventories and establishes allowances to reduce the carrying amount of these inventories as deemed necessary.

      Goodwill and other intangible assets: At June 30, 2004, the Company has recorded approximately $89.4 million in goodwill and other intangible assets related to acquisitions made in 2003 and prior years. The recoverability of these assets is subject to an impairment test based on the estimated fair value of the underlying businesses. These estimated fair values are determined using a valuation methodology that triangulates the discounted cash flows, market multiples and transactional multiples of the reporting units. Factors affecting these future cash flows include: the continued market acceptance of the products and services offered by the businesses; the development of new products and services by the businesses and the underlying cost of development; the future cost structure of the businesses; and future technological changes.

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

MANAGEMENT'S ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, pensions and post-retirement benefits, warranty obligations and contingencies and litigation. The Company bases its estimates on historical experience, the use of external resources and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

BACKLOG

The Company's backlog of orders as of June 30, 2004 was approximately $31.6 million. The Company includes in its backlog only accepted purchase orders. However, backlog is not necessarily indicative of future sales. In addition, purchase orders can generally be cancelled at any time without penalty.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's primary exposure to market risk is related to the variability in interest rates associated with the $48.0 million outstanding under its term loan and with any amounts outstanding under its $25 million revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the agreement. Principally all of the borrowings under the term loan are locked in at approximately 4.5% until October 2004, when the underlying LIBOR contract is up for renewal. At June 30, 2004, the Company had $1.7 million outstanding under its line of credit, which is locked in at approximately 4.5% until September 2004 and was one payment ahead of schedule on its term debt. A 1% change in the interest rate for the Company's credit facilities in place at December 31, 2003 would have resulted in a change in the Company's annual interest expense of approximately $603,000. The senior notes bear a fixed rate of interest and therefore are not subject to market risk. The Company does not hold derivative financial instruments or believe that material imbedded derivatives exist within its contracts.

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

ITEM 4. CONTROLS AND PROCEDURES

The management of KCLLC carried out an evaluation, with the participation of its President and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, KCLLC's President and Chief Financial Officer concluded that KCLLC's disclosure controls and procedures were effective to ensure that information required to be disclosed by KCLLC in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in KCLLC's internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, KCLLC's internal control over financial reporting.

The management of Key Components Finance Corp. ("Finance Corp.") carried out an evaluation, with the participation of its President and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, Finance Corp.'s President and Chief Financial Officer concluded that Finance Corp.'s disclosure controls and procedures were effective to ensure that information required to be disclosed by Finance Corp. in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in Finance Corp.'s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Finance Corp.'s internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

      (A) EXHIBITS


      10.43 Employment Agreement between KCI and Robert B. Kay dated as of July 1, 2004

      10.44 Employment Agreement between KCI and Albert W. Weggeman dated as of July 1, 2004

      10.45 Employment Agreement between KCI and Keith A. McGowan dated as of July 1, 2004

      31.1    Rule 13a-14(a)/15d-14(a) Certifications

      31.2    Rule 13a-14(a)/15d-14(a) Certifications

      32      Section 1350 Certifications


      (B) REPORTS ON FORM 8-K

       The Company filed the following report on Form 8-K during the second quarter of the year ending December 31, 2004:


                 DATE OF REPORT              DATE REPORT FILED WITH SEC                        ITEMS REPORTED
           ---------------------------    ----------------------------------    ----------------------------------------------
                  May 17, 2004                      May 17, 2004                Press Release dated May 17, 2004, announcing
                                                                                financial results for the Quarter ending
                                                                                March 31, 2004 (furnished pursuant to Item
                                                                                12 of Form 8-K).


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              KEY COMPONENTS, LLC
                                   --------------------------------------------



Date: August 13, 2004              By:  /s/ Robert. B. Kay
                                      --------------------
                                         Robert B. Kay
                                         President


Date: August 13, 2004              By: /s/Keith A. McGowan
                                      --------------------
                                         Keith A. McGowan
                                         Chief Financial Officer




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           KEY COMPONENTS FINANCE CORP.
                                   --------------------------------------------


Date: August 13, 2004              By:  /s/ Robert. B. Kay
                                      --------------------
                                         Robert B. Kay
                                         President

Date: August 13, 2004              By: /s/ Keith A. McGowan
                                      ---------------------
                                         Keith A. McGowan
                                         Chief Financial Officer