Form 10-Q
period 2004-09-30
KEY COMPONENTS LLC
filed 2004-11-15
CIK 1065418

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-Q
(MARK ONE)

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR
|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-58675

                               KEY COMPONENTS, LLC
                             ----------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                  04-3425424
    ---------------------------------          ---------------------------------
     (STATE OR OTHER JURISDICTION OF           (IRS EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

  200 WHITE PLAINS ROAD, TARRYTOWN NY                      10591
  -----------------------------------                      -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (914) 332-8088
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                       COMMISSION FILE NUMBER 333-58675-01

                         KEY COMPONENTS FINANCE CORP. *
                         ------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                    14-1805946
    ---------------------------------          ---------------------------------
    (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

  200 WHITE PLAINS ROAD, TARRYTOWN NY                      10591
  -----------------------------------                      -----
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

                                 |X| Yes |_| No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                 |_| Yes |X| No

As of October 31, 2004, all of the membership interests in Key Components, LLC were owned by Key Components, Inc., a privately held New York corporation. All of the shares of common stock of Key Components Finance Corp. were owned by Key Components, LLC.

     *Key Components Finance Corp. meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format.

================================================================================

                               KEY COMPONENTS, LLC

                                 FORM 10-Q INDEX

                               SEPTEMBER 30, 2004

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I

Item 1. --  Consolidated Financial Statements:

            Balance Sheets..................................................  2
            Statements of Income............................................  3
            Statements of Member's Equity...................................  4
            Statements of Cash Flows........................................  5
            Statements of Comprehensive Income (Loss).......................  6
            Notes to Consolidated Financial Statements......................  7

Item 2. --  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  14

Item 3. --  Quantitative and Qualitative Disclosures about Market Risk .....  26

Item 4. --  Controls and Procedures.........................................  26


PART  II

Item 6. --  Exhibits........................................................  26

Signatures  ................................................................  28

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

                      KEY COMPONENTS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------
                                                                              SEPTEMBER 30,     December 31,
                                                                                 2004               2003
---------------------------------------------------------------------------------------------------------------
ASSETS:
Current
   Cash                                                                           $1,091        $   3,872
   Accounts receivable, net of allowance for doubtful
    accounts of  $1,843 and $1,702 in 2004 and 2003, respectively                 29,961           23,989
  Inventories                                                                     35,760           24,063
  Prepaid expenses and other current assets                                        2,373            1,862
  Deferred income taxes                                                            4,933            5,308
   Assets held for sale                                                           15,633           20,464
  -------------------------------------------------------------------------------------------------------------
     Total current assets                                                         89,751           79,558
Property, plant and equipment, net                                                18,944           18,149
Goodwill, net                                                                     89,085           80,165
Deferred financing costs, net                                                      2,652            3,370
Prepaid pension cost                                                               2,436            2,684
Other assets                                                                       2,386              779
---------------------------------------------------------------------------------------------------------------
     Total assets                                                               $205,254         $184,705
===============================================================================================================

LIABILITIES AND MEMBER'S EQUITY:
Current
  Current portion of long-term debt                                              $17,724       $   12,196
  Accounts payable                                                                15,186           11,010
  Accrued compensation                                                             5,210            4,170
  Accrued expenses                                                                10,647            6,541
  Accrued income taxes                                                             9,017            1,458
  Accrued interest                                                                 3,301            1,102
  Liabilities associated with assets held for sale                                 1,049            1,922
---------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                   62,134           38,399

Long-term debt                                                                   109,271          120,561
Deferred income taxes                                                              2,469            2,626
Other long-term liabilities                                                        2,484            1,739
---------------------------------------------------------------------------------------------------------------
     Total liabilities                                                           176,358          163,325

Commitments and contingencies

Member's equity                                                                   28,896           21,380
---------------------------------------------------------------------------------------------------------------
     Total liabilities and member's equity                                      $205,254         $184,705
===============================================================================================================

   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                            (UNAUDITED, IN THOUSANDS)

                                                                NINE MONTHS ENDED           THREE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                           --------------------------     ------------------------

                                                                 2004        2003           2004         2003
 -----------------------------------------------------------------------------------------------------------------
  NET SALES                                                    $163,200    $134,190       $57,372       $45,370
 COST OF GOODS SOLD                                             101,511      83,008        36,339        28,251
 -----------------------------------------------------------------------------------------------------------------
            GROSS PROFIT                                         61,689      51,182        21,033        17,119

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    31,461      28,667        10,063         9,906
 OTHER
 -----------------------------------------------------------------------------------------------------------------
            INCOME FROM OPERATIONS                               30,228      22,515        10,970         7,213
  INTEREST EXPENSE                                               (9,041)     (9,349)       (3,037)       (3,071)
  ----------------------------------------------------------------------------------------------------------------
 INCOME BEFORE PROVISION FOR INCOME TAXES AND DISCONTINUED       21,187      13,166
   OPERATIONS
                                                                                            7,933         4,142
 PROVISION FOR INCOME TAXES                                       8,419       5,511         3,140         1,624
  ----------------------------------------------------------------------------------------------------------------
 INCOME FROM CONTINUING OPERATIONS                               12,768       7,655         4,793         2,518
 LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX
    BENEFIT OF  $3,281, $202, $144 AND $292, RESPECTIVELY        (5,448)       (315)         (357)         (456)
 -----------------------------------------------------------------------------------------------------------------
                           NET INCOME                           $ 7,320     $ 7,340        $4,436        $2,062
==================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
                                 (IN THOUSANDS)


                                                     FOR THE NINE MONTHS              For the Year
                                                  ENDED SEPTEMBER 30, 2004       Ended December 31, 2003
---------------------------------------------------------------------------------------------------------
                                                              (UNAUDITED)
MEMBER'S EQUITY, BEGINNING OF PERIOD                          $21,380                    $25,044
NET INCOME (LOSS)                                               7,320                    (3,430)
MEMBER CONTRIBUTIONS                                              196                          -
MEMBER WITHDRAWAL                                                   -                      (100)
MINIMUM PENSION LIABILITY, NET OF TAX                               -                      (134)
---------------------------------------------------------------------------------------------------------
MEMBER'S EQUITY, END OF PERIOD                                $28,896                    $21,380
=========================================================================================================

   The accompanying notes are an integral part of these financial statements.

                      KEY COMPONENTS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


-----------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                    2004               2003
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $7,320              7,340
     Adjustments to reconcile net income to net cash provided by operating activities:
             Loss (income) of discontinued operations                      5,448                315
        Depreciation and amortization                                      2,838              2,708
        Amortization of deferred finance costs                               718                719
        Deferred taxes                                                       275                 (2)
        Provision for bad debts                                              585                255
        Changes in assets and liabilities:
            Accounts receivable                                           (4,669)            (4,292)
            Inventories                                                   (9,579)               809
            Prepaid expenses and other assets                               (263)             3,614
            Accounts payable                                               3,140                281
            Accrued expenses                                              12,641              4,020
-----------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY CONTINUING OPERATIONS                      18,454             15,767
          NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS          (1,377)               851
-----------------------------------------------------------------------------------------------------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                    17,077             16,618
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Business acquisition                                                (11,950)            (4,548)
     Capital expenditures                                                 (2,229)            (2,061)
-----------------------------------------------------------------------------------------------------------
          NET CASH USED IN CONTINUING OPERATIONS                         (14,179)            (6,609)
          NET CASH USED IN DISCONTINUED OPERATIONS                          (113)              (534)
-----------------------------------------------------------------------------------------------------------
            NET CASH USED IN INVESTING ACTIVITIES                        (14,292)            (7,143)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt and capital lease obligations            (28,462)            (9,208)
     Proceeds from long-term debt borrowings                              22,700              2,000
     Member contributions                                                    196                  -
     Member withdrawal                                                         -               (100)
-----------------------------------------------------------------------------------------------------------
         NET CASH USED IN FINANCING ACTIVITIES                            (5,566)            (7,308)
-----------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (2,781)             2,167
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             3,872              2,879
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  1,091          $   5,046
===========================================================================================================

                      KEY COMPONENTS, LLC AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)


 -----------------------------------------------------------------------------------------------------
                                                           FOR THE NINE MONTHS      FOR THE YEAR
                                                                  ENDED                ENDED
                                                           SEPTEMBER 30, 2004    DECEMBER 31, 2003
  -----------------------------------------------------------------------------------------------------
                                                               (UNAUDITED)

 NET INCOME (LOSS)                                                 $ 7,320             $  (3,430)

 MINIMUM PENSION LIABILITY, NET OF TAX                                 -                   (134)

 -----------------------------------------------------------------------------------------------------
 COMPREHENSIVE INCOME (LOSS)                                      $ 7,320               $ (3,564)
 =====================================================================================================

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

2. ACQUISITIONS AND DISPOSITIONS

AMVECO INTERNATIONAL

On August 23, 2004, the Company acquired the common stock of Amveco International, Inc. ("Amveco") for a purchase price of approximately $6.0 million, subject to adjustment, less assumed liabilities of approximately $2.1 million. In October 2004, the Company paid approximately $462,000 of additional consideration related to the closing balance sheet. The Company recorded the estimated excess purchase price over net assets acquired of approximately $2.5 million as goodwill. The value ascribed to the estimated excess purchase price over net assets acquired is preliminary and is subject to change. Other intangibles acquired were not material. The agreement calls for three contingent payments, two of which up to $1.0 million in aggregate and the other based upon a percentage of revenues exceeding a baseline specified in the purchase agreement, based on the performance of the business for the six months ended September 30, 2004 and for the year ending December 31, 2005. In addition, the Company currently has approximately $1.6 million in escrow, which is included in other assets, related to the Amveco transaction. The escrow was established to cover potential liabilities related to the Mexico operation of Amveco. The agreement calls for the escrow to be paid upon certain open issues related to the legal and tax establishment of the Mexico operation are rectified. The contingent payments and any payments out of escrow, if made, will be recorded as goodwill at the time of payment. Amveco, which manufactures torroidal transformers primarily for medical applications, will be integrated into the Company's Monterrey, Mexico and Lumberton, North Carolina facilities. The Company paid approximately $6.0 million in cash at closing and borrowed approximately $5.0 million on its revolving credit facility to partially finance this acquisition.

ADVANCED DEVICES, INC.

On May 7, 2004, the Company acquired the net assets of Advanced Devices, Inc. ("ADI") for a purchase price of approximately $8.0 million and assumed liabilities of approximately $62,000. The Company recorded the estimated excess purchase price over net assets acquired of approximately $6.2 million as goodwill. The value ascribed to the estimated excess purchase price over net assets acquired is preliminary and is subject to change. Other intangibles acquired were not material. The ADI product line, which manufactures electrical wiring devices, will be integrated into the Company's Napa Valley, California manufacturing facility. The Company paid approximately $6.1 million in cash at closing and borrowed approximately $4.5 million on its revolving credit facility to partially finance this acquisition. The purchase agreement required approximately 75% of the total purchase price to be paid at closing, 10% to be paid at the earlier of the date when the product line is fully integrated into the Company's Napa, California manufacturing facility or March 7, 2005, and the remainder over the next four years annually commencing on May 7, 2005.

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

HUDSON LOCK, LLC

The Company's lock product line's net sales declined significantly during the three years ended December 31, 2003. Net sales of the lock product line were approximately $17.2 million, $21.8 million and $32.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Management attributes such decline to the downturn in the economy plus the impact of foreign competition, both of which have led to the product line becoming a commodity over that period. As the net sales volume eroded, the shift in manufacturing to Mexico negatively impacted customer service and quality. Further, the decline in sales volume made it prohibitive to support the dual overhead infrastructures of its domestic and Mexico manufacturing facilities. As a result, the Company closed the lock manufacturing facility in Mexico in February 2004. In closing the facility, the Company recorded a charge of approximately $664,000 for severance, closing costs and to adjust inventory and leaseholds to the lower of cost or fair value. In addition, the Company recorded a charge of approximately $605,000 to record the balance of the lease of the facility on a present value basis, less any estimate for sublease income.

In March 2004, the Board of Directors of KCI and KCLLC concluded to sell Hudson Lock, LLC ("Hudson"). In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company recorded the assets and liabilities of Hudson as held for sale and reported the results as discontinued operations. Based on initial indications of value from prospective buyers, at June 30, 2004, the Company recorded a charge of approximately $4.3 million (net of tax benefit of approximately $2.6 million) to reduce the carrying value of the assets held for sale to its fair value.

On October 22, 2004, the Company consummated the sale of the net assets of Hudson to Waveland Investments ("the Buyer"), an independent third party. As a result of the sale, the domestic assets, which primarily consisted of accounts receivable, inventory and fixed assets, and the domestic liabilities of Hudson were sold to the Buyer for consideration of approximately $4.5 million, consisting of a note receivable of approximately $1.2 million with the balance of the proceeds being paid in cash. The note receivable matures on April 22, 2008 and requires payment of interest at 8.0% per annum through April 22, 2005, 10% per annum through October 2005 and 14% per annum subsequent to October 2005 until the maturity date. The Buyer has the ability to convert the outstanding interest due to the Company to additional notes receivable, which would then be due and payable on the same date as the original note. If Hudson meets certain operating thresholds the Buyer is required to prepay portions of the outstanding note receivable and the Buyer has the right to prepay the balance of the notes receivable. The note receivable is subordinate to the Buyer's acquisition and operating debt. The remaining assets and liabilities of Hudson's Mexico operations, which are not material, were not sold in the transaction. The Company used the cash proceeds received in the transaction to pay down outstanding bank debt. As a result of the expected proceeds from the sale, at September 30, 2004, the Company recorded an additional charge of approximately $680,000 (net of tax benefit of approximately $351,000) to reduce the carrying value of the assets held for sale to the lower of cost or fair value.

The following table summarizes the net assets of the lock product line (unaudited):


          -----------------------------------------------------------------------------------------
          (In thousands)                                        SEPTEMBER 30,        DECEMBER 31,
                                                                     2004                2003
          -----------------------------------------------------------------------------------------


          Accounts receivable                                       $  2,193           $  2,011
          Inventory                                                    5,509              4,628
          Other current assets and prepaid expenses                       91                524
          Plant and equipment, net                                         -              6,018
          Deferred tax assets                                          7,840              7,283
          -----------------------------------------------------------------------------------------
              ASSETS HELD FOR SALE                                    15,633             20,464
          -----------------------------------------------------------------------------------------

          Accounts payable                                               565                845
          Accrued wages and related expenses                             192                562
          Accrued expenses                                               292                515
          -----------------------------------------------------------------------------------------
              LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE         1,049              1,922
          -----------------------------------------------------------------------------------------
              NET ASSETS OF LOCK PRODUCT LINE                        $14,584            $18,542
          =========================================================================================


The summary of the operations of the lock business for the nine and three months ended September 30, 2004 and 2003 are as follows:


(In thousands)                                            NINE MONTHS ENDED         THREE MONTHS ENDED
                                                             SEPTEMBER 30,             SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------
                                                           2004           2003      2004        2003
-------------------------------------------------------------------------------------------------------
NET SALES                                                 $11,834      $13,206     $4,040      $3,942
-------------------------------------------------------------------------------------------------------

Loss from operations of the lock business, net of tax
credit of $3,281, $202, $144 and $292, respectively       $(5,448)     $  (315)     $(357)      $(456)
=======================================================================================================


3. INVENTORIES

Inventories consist of the following:


------------------------------------------------------------------------------------------------------
(In thousands)                                              SEPTEMBER 30,          DECEMBER 31,
                                                                 2004                  2003
------------------------------------------------------------------------------------------------------
                                                             (unaudited)

Raw materials                                                  $19,526               $12,805
Work-in-process                                                  5,451                 4,856
Finished goods                                                  10,783                 6,402
------------------------------------------------------------------------------------------------------
         Total inventory                                       $35,760               $24,063
======================================================================================================

4. PROVISION FOR INCOME TAXES

For the nine months ended September 30, 2004 and 2003, the Company's provision for income taxes primarily relates to the federal and state income taxes of its sole member, KCI. Deferred income taxes have been recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. Valuation allowances are recorded when necessary to reduce deferred tax assets to expected realizable amounts. Accrued income taxes increased during the Nine Months 2004 since the Company had not made any estimated payments for income taxes. The Company anticipates the sale of its lock product line to generate a tax loss, which will offset a majority of the Company's current tax liability. The sale of the lock product line was consummated in October 2004.


5. MEMBER CONTRIBUTIONS AND WITHDRAWALS

During the nine months ended September 30, 2004, KCLLC received contributions of approximately $196,000 from KCI related to proceeds from stock options exercised to purchase KCI common stock. During the nine months ended September 30, 2003, KCLLC distributed approximately $100,000 to its member, KCI, to enable KCI to repurchase common stock from a shareholder.

6. WARRANTY COSTS

The Company records a liability for its expected claims under existing product warranty policies. The accrual is based on the Company's historical warranty experience. For the nine months ended September 30, 2004 and 2003, the Company's warranty accrual changed as follows:

-------------------------------------------------------------------------------
(In thousands)
NINE MONTHS ENDED SEPTEMBER 30,                               2004        2003
-------------------------------------------------------------------------------
                                                                (unaudited)
Balance, beginning of period                                $1,372        985
Additions                                                      618        123
Charges                                                       (26)          -
-------------------------------------------------------------------------------
Balance, end of period                                      $1,964     $1,108
===============================================================================

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


--------------------------------------------------------------------------------------------------
(In thousands)                                                       MECHANICAL
                                                       ELECTRICAL    ENGINEERED
                                                       COMPONENTS    COMPONENTS         TOTAL
--------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2004:                               (UNAUDITED)
   Net sales to external customers                      $  98,448     $  64,752        $163,200
   Intersegment net sales                                       -            65              65
   Segment profit - EBITDA                                 18,914        17,127          36,041
   Segment assets                                         127,069        60,956         188,025
   Goodwill                                                67,863        21,222          89,085
   Depreciation and amortization                            1,906           898           2,804

==================================================================================================
NINE MONTHS ENDED SEPTEMBER 30, 2003:
   Net sales to external customers                         88,507        45,683        $134,190
   Intersegment net sales                                       -            53              53
   Segment profit - EBITDA                                 16,695        11,225          27,920
   Segment assets                                         108,110        52,511         160,621
   Goodwill                                                59,192        20,973          80,165
   Depreciation and amortization                            1,872           806           2,678

==================================================================================================
THREE MONTHS ENDED SEPTEMBER 30, 2004:
   Net sales to external customers                        $34,269       $23,103         $57,372
   Intersegment net sales
   Segment profit - EBITDA                                 6,454         6,199          12,653
   Segment assets                                         127,069        60,956         188,025
   Goodwill                                                67,863        21,222          89,085
   Depreciation and amortization                              692           326           1,018

==================================================================================================
THREE MONTHS ENDED SEPTEMBER 30, 2003:
   Net sales to external customers                       $ 29,874      $ 15,496        $ 45,370
   Intersegment net sales                                       -            19              19
   Segment profit - EBITDA                                  5,674         3,546           9,220
   Segment assets                                         108,110        52,511         160,621
   Goodwill                                                59,192        20,973          80,165
   Depreciation and amortization                              622           239             861

==================================================================================================
DECEMBER 31, 2003:
   Segment assets                                        $107,656       $52,567        $160,223
==================================================================================================

RECONCILIATION OF SELECTED SEGMENT INFORMATION TO THE COMPANY'S CONSOLIDATED
TOTALS:


(In thousands)                                              NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                              SEPTEMBER 30,                        SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------
                                                            2004           2003               2004              2003
---------------------------------------------------------------------------------------------------------------------------
PROFIT OR LOSS:                                                                    (UNAUDITED)
  Total profit from reportable segments- EBITDA                $36,041      $27,920               $12,653           $9,220
  Reconciling items:
     Corporate expenses                                         (2,975)     (2,697)                 (653)           (1,135)
     Depreciation and amortization                              (2,838)     (2,708)               (1,030)             (872)
     Interest expense                                           (9,041)     (9,349)               (3,037)           (3,071)
---------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes and
   discontinued operations                                     $21,187     $ 13,166                $7,933          $ 4,142
===========================================================================================================================


                                                                                          SEPTEMBER 30,     December 31,
                                                                                               2004             2003
---------------------------------------------------------------------------------------------------------------------------
ASSETS:                                                                                  (UNAUDITED)
   Total assets for reportable segments                                                          $188,025         $160,223
   Corporate assets                                                                                 1,596            4,018
   Discontinued assets                                                                             15,633           20,464
---------------------------------------------------------------------------------------------------------------------------
 Total consolidated assets                                                                       $205,254         $184,705
===========================================================================================================================


------------------------------------------------------------------------------------------------------------------
(In thousands)                                          NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
------------------------------------------------------------------- ----------------------------------------------
                                                        2004            2003             2004           2003
------------------------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)
GEOGRAPHICAL SALES INFORMATION:
  United States                                           $146,114      $116,873          $51,803         $39,403
  England                                                    4,430         4,479            1,655           1,595
  Canada                                                     3,327         2,930              930             650
  China                                                      3,854         3,340            1,465           1,258
  Taiwan                                                       630         1,270              213             569
  Netherlands                                                1,502         1,387              474             642
  Japan                                                        886         1,064              359             351
  Other                                                      2,457         2,847              473             902

------------------------------------------------------------------------------------------------------------------
Total                                                     $163,200      $134,190          $57,372         $45,370
==================================================================================================================

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

In accordance with the disclosure provisions of SFAS 148, "Accounting for Stock-Based Compensation - transition and disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the following table illustrates the effect on net income as if the Company had applied the fair value recognition provisions for the nine and three months ended September 30, 2004 and 2003:


(in thousands)                                     NINE MONTHS ENDED           THREE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
--------------------------------------------------------------------------------------------------
                                                  2004           2003          2004         2003
--------------------------------------------------------------------------------------------------
                                                               (UNAUDITED)
Net  income:
   As reported                                  $7,320         $7,340         $4,436       $2,062
   Pro forma                                    $7,318         $7,031         $4,435       $1,959
===================================================================================================


9. PENSION PLANS

The components of the net periodic benefit (cost) for the nine and three months ended September 30, 2004 and 2003 related to the Company's pension plans were as follows:


(in thousands)                                       NINE MONTHS ENDED           THREE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
---------------------------------------------------------------------------------------------------
                                                  2004           2003           2004          2003
---------------------------------------------------------------------------------------------------
                                                              (UNAUDITED)
Service Cost                                     $ 330           $298         $ 110           $ 99
Interest Cost                                      765            797           255            266
Expected return on plan assets                    (908)          (931)         (303)          (310)
Amortization of net loss                            60             57            20             19
---------------------------------------------------------------------------------------------------
Net periodic benefit cost                        $ 247          $ 221          $ 82           $ 74
===================================================================================================

EMPLOYER CONTRIBUTIONS

The Company is not required to make any contributions in 2004 and did not make any contributions in 2003 to its defined benefit plans.

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

The Company continues to seek to make selective acquisitions of light industrial manufacturing companies (see Note 2 elsewhere in this Form 10-Q).

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


                                       NINE MONTHS ENDED SEPTEMBER 30,                 THREE MONTHS ENDED SEPTEMBER 30,
                                  ------------------------------------------      ----------------------------------------
                                         2004                  2003                      2004                2003
                                  -------------------- ---------------------      ------------------- --------------------
 (In thousands)                                % OF                  % OF                     % OF                 % OF
                                               NET                    NET                       NET                 NET
                                   AMOUNT     SALES      AMOUNT      SALES          AMOUNT     SALES    AMOUNT     SALES
                                  ---------- --------- ----------- ---------      ---------- -------- ---------- ---------

Net Sales                         $ 163,200     100.0%   $134,190     100.0%        $57,372    100.0%   $45,370     100.0%

Cost of Goods Sold                  101,511      62.2      83,008      61.9          36,339     63.3     28,251      62.3
--------------------------------------------------------------------------------------------------------------------------
Gross Profit                         61,689      37.8      51,182      38.1          21,033     36.7     17,119      37.7

Selling, general and
administrative expenses              31,461      19.3      28,667      21.4          10,063     17.5      9,906      21.8
--------------------------------------------------------------------------------------------------------------------------
Income from operations               30,228      18.5      22,515      16.8          10,970     19.1      7,213      15.9

Interest expense                      9,041       5.5       9,349       7.0           3,037      5.3      3,071       6.8
--------------------------------------------------------------------------------------------------------------------------

Income before provision for
income taxes and discontinued
operations                           21,187      13.0      13,166       9.8           7,933     13.8      4,142       9.1
Provision for income taxes            8,419       5.2       5,511       4.1           3,140      5.5      1,624       3.6
--------------------------------------------------------------------------------------------------------------------------
Income from continuing
operations                           12,768       7.8       7,655       5.7           4,793      8.4      2,518       5.5
Loss from discontinued
     operations, net of tax
     benefits of $(3,281),
     $(202), $(144), and
     $(292), respectively           (5,448)      (3.3)       (315)     (0.2)           (357)      0.6      (456)     (1.0)
--------------------------------------------------------------------------------------------------------------------------
Net income                        $  7,320        4.5%     $ 7,340      5.5%         $4,436       7.7%     $2,062      4.5%
==========================================================================================================================

A summary of the Company's segments is as follows:

ELECTRICAL COMPONENTS BUSINESS
                                         NINE MONTHS ENDED SEPTEMBER 30,               THREE MONTHS ENDED SEPTEMBER 30,
                                   -------------------------------------------- --------------------------------------------
                                           2004                  2003                    2004                  2003
                                   --------------------- ---------------------- ----------------------- --------------------

                                                  % OF                   % OF                   % OF                 % OF
                                                   NET                    NET                    NET                   NET
                                      AMOUNT      SALES      AMOUNT      SALES       AMOUNT      SALES     AMOUNT     SALES
----------------------------------------------------------------------------------------------------------------------------
(In thousands)
----------------------------------------------------------------------------------------------------------------------------
Net Sales                              $98,448    100.0%     $88,507     100.0%      $34,269     100.0%    $29,874    100.0%
Cost of Sales                           59,319     60.3       54,059      61.1        21,005      61.3      18,412     61.6
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                            39,129     39.7       34,448      38.9        13,264      38.7      11,462     38.4

Selling, general and
administrative expenses                 22,121     22.5       19,625      22.2         7,502      21.9       6,410     21.5

----------------------------------------------------------------------------------------------------------------------------
Income from operations                 $17,008     17.3%     $14,823      16.7%      $ 5,762      16.8%    $ 5,052     16.9%
============================================================================================================================


MECHANICAL ENGINEERED
COMPONENTS BUSINESS                        NINE MONTHS ENDED SEPTEMBER 30,              THREE MONTHS ENDED SEPTEMBER 30,
                                   -------------------------------------------- --------------------------------------------
                                            2004                  2003                   2004                    2003
                                   ----------------------- -------------------- ------------------------ -------------------

                                                   % OF                % OF                     % OF                  % OF
                                                    NET                 NET                      NET                   NET
                                     AMOUNT        SALES    AMOUNT     SALES       AMOUNT       SALES     AMOUNT      SALES
----------------------------------------------------------------------------------------------------------------------------
(In thousands)
----------------------------------------------------------------------------------------------------------------------------
Net Sales                             $64,752      100.0%   $45,683     100.0%      $23,103      100.0%   $15,496     100.0%
Cost of Sales                          42,192       65.2     28,949      63.4        15,334       66.4      9,839       63.5
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                           22,560       34.8     16,734      36.6         7,769       33.6      5,657       36.5

Selling, general and
administrative expenses                 6,331        9.8      6,315      13.8         1,896        8.2      2,350       15.2

----------------------------------------------------------------------------------------------------------------------------
Income from operations                $16,229       25.1%  $ 10,419      22.8%       $5,873       25.4%    $3,307      21.3%
============================================================================================================================

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

NET SALES: Net sales for the nine months ended September 30, 2004 ("Nine Months 2004") increased by approximately $29.0 million, or 21.6%, from net sales for the nine months ended September 30, 2003 ("Nine Months 2003"). This increase was the sum of the approximately $19.1 million, or 41.3%, increase in the net sales of the MEC business and the approximately $9.9 million, or 11.2%, increase in net sales of the EC business.

The approximately $19.1 million, or 41.3%, increase in net sales of the MEC business for the Nine Months 2004 as compared to the Nine Months 2003 was driven by continued growth of both MEC product lines. Net sales of the flexible shaft product line increased by approximately $5.3 million, or 27.7%, for the Nine Months 2004 as compared to the Nine Months 2003. This increase was driven by new product introductions as well as the acquisition of the mechanical components business of Arens Controls, LLC ("Arens Controls"). The Company completed this acquisition on March 3, 2003 (See Note 2 to the consolidated financials elsewhere in this Form 10-Q), which resulted in having this product line in the Company's results for seven months during the Nine Months 2003. Net sales of the turbocharger components product line increased by approximately $13.8 million, or 51.5%, for the Nine Months 2004 as compared to the Nine Months 2003. This increase was driven primarily by continued volume growth of a new product introduced in December 2002.

The approximately $9.9 million or 11.2% increase in the EC business for the Nine Months 2004 as compared to the Nine Months 2003 was driven primarily by the growth in the Company's specialty electrical components product line, which had net sales growth of approximately $5.6 million, or 15.5%. This growth was generated through both its recreational and industrial channels. In addition, in May 2004, the Company acquired Advanced Devices, Inc., whose primary products are electrical connectors to the entertainment industry. This product line was integrated into one of the manufacturing facilities of the specialty electrical business unit. ADI sales included in the Nine Months 2004 was approximately $1.3 million.

The Company's power conversion product line also experienced net sales growth from the Nine Months 2003 to the Nine Months 2004 of approximately $5.1 million, or 12.4%. This growth was generated primarily as a result of the recovery of the end markets served by the electrical distribution channels as well as demand through the direct OEM sales channels for transformers and related products.

GROSS PROFIT: Gross profit increased by approximately $10.5 million or 20.5% for the Nine Months 2004 as compared to the Nine Months 2003, resulting from the sum of the approximately $5.8 million, or 34.8%, increase in the gross profit of the MEC business an the approximate $4.7 million, or 13.6%, increase in gross profit of the EC business.

The approximately $5.8 million, or 34.8%, increase in gross profit of the MEC business for Nine Months 2004 as compared to Nine Months 2003 was driven primarily by the net sales increases of the flexible shaft and turbocharger components product lines.

The approximately $4.7 million, or 13.6% increase in gross profit of the EC business for the Nine Months 2004 as compared to the Nine Months 2003 resulted primarily from the net sales increases of the specialty electrical components and power conversion product lines for the Nine Months 2004 as compared to the Nine Months 2003. In addition, product mix as well as productivity gains also increased gross profit for the EC business for the Nine Months 2004 as compared to the Nine Months 2003.

The gross profit, as a percentage of net sales ("GP percentage"), for the MEC business declined by approximately 1.8% for the Nine Months 2004 as compared to the Nine Months 2003 primarily related to price concessions to customers of the Company's turbocharger product line. For the EC business, the GP percentage increased by approximately 0.8% during the Nine Months 2004 as compared to the Nine Months 2003 due to change in product mix, productivity gains as well as servicing more volume of the business over its fixed overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative ("SG&A") expenses increased approximately $2.8 million, or 9.7%, for the Nine Months 2004 as compared to the Nine Months 2003. As a percentage of net sales, SG&A declined to 19.3% for the Nine Months 2004 from 21.4% for the Nine Months 2003. SG&A of the MEC business increased by approximately $16,000, or 0.3%, for the Nine Months 2004 as compared to the Nine Months 2003 and as a percentage of net sales, decreased approximately 4.0%. SG&A of the EC business increased by approximately $2.5 million, or 12.7%, for the Nine Months 2004 as compared to the Nine Months 2003 and increased as a percentage of net sales by approximately 0.3%.

The SG&A of the MEC business remained in line with the prior year due to the inclusion of the costs of an interim operating agreement it had in place with the seller of Arens Controls ("Arens"), which was acquired in March 2003. The interim operating agreement added duplicative cost during 2003 until the manufacturing of that product line was fully integrated into the Company's Binghamton, NY manufacturing facility, which was not completed until November 2003. Without such costs in the prior period, the SG&A of the MEC business would have shown more growth on a year over year comparison due to increased selling costs as well as more infrastructure costs to support the size of the turbocharger business.

The primary drivers of the increased SG&A costs of the EC business during the Nine Months 2004 as compared to the Nine Months 2003, were commission and freight expense related to additional volume. In addition certain costs were incurred as the Company continues to explore migrating production offshore as well as investing in new product development. Corporate expenses were higher during the Nine Months 2004 as compared to the Nine Months 2003, related to professional fees and accrued incentive compensation for the executive management team of the Company.

INCOME FROM OPERATIONS: Income from operations increased approximately $7.7 million, or 34.3%, for the Nine Months 2004 as compared to the Nine Months 2003, resulted from the increase in gross profit of approximately $10.5 million, offset by the increase in SG&A expenses of approximately $2.8 million.

INTEREST EXPENSE: Interest expense decreased by approximately $308,000, or 3.3%, during the Nine Months 2004 as compared to the Nine Months 2003. This decrease is primarily due to lower levels of outstanding borrowings during the Nine Months 2004 as compared to the Nine Months 2003.

PROVISION FOR INCOME TAXES: The provision for income taxes increased by approximately $2.9 million, or 52.8%, for the Nine Months 2004 as compared to the Nine Months 2003. The Company's effective tax rate on income before provision for income taxes and discontinued operations for the Nine Months 2004 was approximately 39.7%. The effective rate on income before provision for income taxes and discontinued operations for the Nine Months 2003 was approximately 41.9%.

INCOME FROM CONTINUING OPERATIONS: Income from continuing operations increased by approximately $5.1 million, or 66.8%, during the Nine Months 2004 as compared to the Nine Months 2003. The increase resulted from the sum of the increase in income from operations of approximately $7.7 million and the decrease in interest expense of approximately $308,000 offset by the increase in provision for income taxes of approximately $2.9 million, due to the factors discussed above.

LOSS FROM DISCONTINUED OPERATIONS: In March 2004, after reviewing the lock product line's 2003 operating performance as well as its long-term strategic plan, the Board of Directors of KCI and KCLLC concluded to sell Hudson Lock, LLC ("Hudson"). In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company recorded the assets and liabilities of Hudson as held for sale and reported the results of operations, which were formerly included in the results of the Company's MEC business, as discontinued operations.

On October 22, 2004, the Company consummated the sale of the net assets of Hudson to Waveland Investments ("the Buyer"), an independent third party. As a result of the sale, the domestic assets, which primarily consisted of accounts receivable, inventory and fixed assets, and the domestic liabilities of Hudson were sold to the Buyer for consideration of approximately $4.5 million, consisting of a note receivable of approximately $1.2 million with the balance of the proceeds being paid in cash. The note receivable matures on April 22, 2008 and requires payment of interest at 8.0% per annum through April 22, 2005, 10% per annum through October 2005 and 14% per annum subsequent to October 2005 until the maturity date. The Buyer has the ability to convert the outstanding interest due to the Company to additional notes receivable, which would then be due and payable on the same date as the original note. If Hudson meets certain operating thresholds the Buyer is required to prepay portions of the outstanding note receivable and the Buyer has the right to prepay the balance of the notes receivable. The note receivable is subordinate to the Buyer's acquisition and operating debt. The remaining assets and liabilities of Hudson's Mexico operations, which are not material, were not sold in the transaction. The Company used the cash proceeds received in the transaction to pay down outstanding bank debt. As a result of the expected proceeds from the sale, the Company recorded charges of approximately $4.9 million (net of tax benefit of approximately $3.0 million) during the Nine Months 2004, to reduce the carrying value of the assets held for sale to the lower of cost or fair value.

The Lock product line had a net loss from operations for the Nine Months 2004 of approximately $498,000 (net of tax benefit of approximately $318,000). This compares to a net loss of approximately $315,000 (net of a tax benefit of approximately $202,000) for the Nine Months 2003. In February 2004, management concluded to close the lock manufacturing facility in Mexico as the continuing decline in net sales volume of this product line made it prohibitive to carry the dual overhead infrastructures of its domestic and Mexico manufacturing facilities. The assets of Mexico were primarily inventory, leasehold improvements and machinery and equipment. In closing down the facility, the Company recorded a charge of approximately $664,000 for severance and closing costs and to write down inventory and leaseholds. In addition, the Company recorded a charge of approximately $605,000 to record the balance of the lease on the facility on a present value basis, less any estimate for sublease income.

NET INCOME: Net income decreased by approximately $20,000 for the Nine Months 2004 as compared to the Nine Months 2003. Income from continuing operations increased approximately $5.1 million, as described above. This was offset by the increase in loss from discontinued operations of approximately $5.1 million, discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

NET SALES: Net sales for the three months ended September 30, 2004 ("Quarter 2004") increased by approximately $12.0 million, or 26.5%, from net sales for the three months ended September 30, 2003 ("Quarter 2003"). This increase was the sum of the approximately $7.6 million, or 49.1%, increase in the net sales of the MEC business and the approximately $4.4 million, or 14.7%, increase in net sales of the EC business.

The approximately $7.6 million increase in net sales of the MEC business for the Quarter 2004, as compared to the Quarter 2003, was driven by continued growth of both MEC product lines. Net sales of the flexible shaft product line increased by approximately $1.4 million, or 22.1%, for the Quarter 2004 as compared to the Quarter 2003. This increase was driven by new product introductions, a longer season for products sold into the lawn and garden channels as well as increased demand for the Arens Controls product line, which was acquired in March of 2003. Net sales of the turbocharger components product line increased by approximately $6.2 million, or 66.8%, for the Quarter 2004 as compared to the Quarter 2003. This increase was driven primarily by continued volume growth of a new product introduced in December 2002.

The approximately $4.4 million or 14.7% increase in the EC business for the Quarter 2004 as compared to the Quarter 2003 was driven primarily by the growth in the Company's specialty electrical components product line, which had net sales growth of approximately $2.0 million, or 17.0%. This growth was generated through both its recreational and industrial channels as they continued to experience demand related to new products focused on the recreational vehicle market as well as continued recovery of the end markets of its industrial sales channels. In addition, the power conversion product line posted net sales growth from the Quarter 2003 to the Quarter 2004 of approximately $3.2 million, or 22.8%. This growth was generated primarily as a result of the recovery of the end markets served by the electrical distribution channels as well as demand through the direct OEM sales channels for transformers and related products.

GROSS PROFIT: Gross profit increased by approximately $3.9 million, or 22.9%, for Quarter 2004 as compared to Quarter 2003, resulting from the sum of the approximately $2.1 million, or 37.3%, increase in the gross profit of the MEC business and the approximately $1.8 million, or 15.7%, increase in gross profit of the EC business for the Quarter 2004.

The approximately $2.1 million, or 37.3%, increase in gross profit of the MEC business for Quarter 2004 as compared to Quarter 2003 was driven by the net sales increases of the flexible shaft and turbocharger components product lines.

The approximately $1.8 million, or 15.7% increase in gross profit of the EC business for the Quarter 2004 as compared to the Quarter 2003 resulted primarily from the net sales increases of the specialty electrical components and power conversion product lines for the Quarter 2004 as compared to the Quarter 2003.

The GP percentage for the MEC business declined by approximately 2.9% for the Quarter 2004 as compared to the Quarter 2003 related to price concessions of the Company's turbocharger product line. For the EC business, the GP percentage decreased by approximately 0.3% during the Quarter 2004 as compared to the Quarter 2003 primarily related to product mix as well as price increases which more than offset the impact of commodity costs during the quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: SG&A expenses increased approximately $157,000, or 1.6%, for the Quarter 2004 as compared to the Quarter 2003. As a percentage of net sales, SG&A declined to 17.5% for the Quarter 2004 from 21.8% for the Quarter 2003. SG&A of the MEC business declined by approximately $454,000, or 19.3%, for the Quarter 2004 as compared to the Quarter 2003 and as a percentage of net sales, decreased approximately 3.3%. SG&A of the EC business increased by approximately $1.1 million, or 17.0%, for the Quarter 2004 as compared to the Quarter 2003 and increased as a percentage of net sales by approximately 0.4%.

The decline in SG&A of the MEC business is primarily the result of the duplicative costs in 2003 related to the Arens interim operating agreement, which terminated in the fourth quarter of 2003. Commission and freight expense related to additional volume were the main drivers of the increase in SG&A for the EC business for the Quarter 2004 as compared to the Quarter 2003. In addition, one-time expenses were incurred related to the migration of production of the ADI acquisition into the Company's Napa Valley, California manufacturing operations. The Company's corporate expenses were lower than last year, primarily due to reduced professional fees, travel expenses and the reduction of estimates related to anticipated professional fees in 2004.

INCOME FROM OPERATIONS: The increase in income from operations of approximately $3.8 million, or 52.1%, for the Quarter 2004 as compared to the Quarter 2003, resulted from the increase in gross profit of approximately $3.9 million, offset by the increase in SG&A expenses of approximately $157,000.

INTEREST EXPENSE: Interest expense decreased by approximately $34,000, or 1.1%, during the Quarter 2004 as compared to the Quarter 2003. This decrease is primarily due to lower levels of outstanding borrowings during the Quarter 2004 as compared to the Quarter 2003.

PROVISION FOR INCOME TAXES: The provision for income taxes increased by approximately $1.5 million, or 93.3%, for the Quarter 2004 as compared to the Quarter 2003. The Company's effective tax rate on income before provision for income taxes and discontinued operations for the Quarter 2004 was approximately 39.6%. The effective rate on income before provision for income taxes and discontinued operations for the Quarter 2003 was approximately 39.2%.

INCOME FROM CONTINUING OPERATIONS: Income from continuing operations increased by approximately $2.3 million, or 90.4%, during the Quarter 2004 as compared to the Quarter 2003. The increase resulted from the sum of the increase in income from operations of approximately $3.8 million and the decrease in interest expense of approximately $34,000 offset by the increase in provision for income taxes of approximately $1.5 million, due to the factors discussed above.

LOSS INCOME FROM DISCONTINUED OPERATIONS: As discussed above, in March 2004, after reviewing the lock product line's 2003 operating performance as well as its long-term strategic plan, the Board of Directors of KCI and KCLLC concluded to sell Hudson Lock, LLC ("Hudson"). In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company recorded the assets and liabilities of Hudson as held for sale and reported the results of operations, which were formerly included in the results of the Company's MEC business, as discontinued operations. The Lock product line had net income from operations for the Quarter 2004 of approximately $322,000 (net of taxes of approximately $207,000). This compares to net loss of approximately $456,000 (net of a tax benefit of approximately $292,000) for the Quarter 2003.

On October 22, 2004, the "Company", consummated the sale of the net assets of Hudson to Waveland Investments. As a result of the expected proceeds from the sale, during the Quarter 2004, the Company recorded an additional charge of approximately $680,000 (net of tax benefit of approximately $351,000) to reduce the carrying value of the assets held for sale to its fair value.


NET INCOME: Net income increased by approximately $2.4 million, for the Quarter 2004 as compared to the Quarter 2003. Income from continuing operations increased approximately $2.3 million, and the loss from discontinued operations declined approximately $99,000, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated funds from its continuing operations and its working capital requirements generally have not materially fluctuated from quarter to quarter. The Company's other main sources of liquidity have historically been the Company's $80.0 million of uncollateralized 10.5% senior notes due 2008 and its outstanding credit facilities. The credit facility provides for a six-year $40.0 million revolving credit facility, which as a result of the amendment discussed below was reduced to $25.0 million through March 30, 2005, and a six-year $100.0 million term loan facility. The obligations under the credit agreement governing the credit facilities are guaranteed by the Company's subsidiaries and KCI, and are collateralized by all of the capital stock of the subsidiaries, receivables, inventories, equipment and certain intangible property. There was $2.0 million outstanding under the revolving credit facility at September 30, 2004. The term loan is payable in quarterly installments through September 2006. Both the term loan and revolving credit facility bear interest at fluctuating interest rates determined by reference to a base rate or the London interbank offered rate ("LIBOR") plus an applicable margin which will vary from 1.0% to 3.75% and require the payment of a commitment fee of ranging from 0.375% to 0.5% on the unused portion of the facility as well as quarterly commitment fees.

The credit facility also allows for up to $5.0 million of outstanding letters of credit. At September 30, 2004, the Company had two letters of credit outstanding for approximately $1.9 million. The letters of credit relate to the Company's workman's compensation insurance programs. Currently, the Company believes that the $5.0 million allowance for letters of credit is sufficient for its needs.

The credit agreement contains certain covenants and restrictions, which require the maintenance of financial ratios and restrict or limit dividends and other shareholder distributions, transactions with affiliates, capital expenditures, rental obligations and the incurrence of indebtedness.

In 2002, the Company amended its credit agreement (the "Amendment") to provide for revised financial covenant ratios from September 30, 2002 through March 30, 2004 from the original covenant ratios stipulated in the credit agreement. The Company anticipated that certain of the original covenants, which became more stringent over the term of the agreement, would not be met due to the general decline in the economy. In addition, the Amendment revised the Company's applicable margin on borrowings, the maximum allowable capital expenditures through March 29, 2004 and reduced the amount allowed for permitted acquisitions (as defined in the credit agreement) from $15 million to $7.5 million through March 30, 2004. Concurrent with the Amendment, the Company voluntarily reduced the availability under its revolving credit facility by $15 million from $40 million to $25 million until March 30, 2004.

In 2003 the Company entered into a second amendment to its credit agreement (the "Second Amendment"), modifying certain financial covenants. The financial covenants modified by the Second Amendment apply from September 30, 2003 through March 30, 2005, at which time the financial covenants return to the financial covenants in effect before the Amendment. At September 30, 2004, the Company was in compliance with the credit agreement, as amended.

The Company's remaining liquidity demands are for capital expenditures, general corporate purposes, and principal and interest payments on its outstanding debt. The Company's senior notes require semiannual interest payments on the outstanding principal. The term loan requires quarterly principal payments. Principal payments required for the next 12 months will be approximately $17.7 million. Under the revolving credit facility and term loan, the Company has the option to lock in a specified interest rate by entering into a contract, for different periods, which cannot exceed 180 days. As the underlying contract comes up for renewal, the interest associated with the contract becomes due. The Company anticipates its capital expenditures for the year ended December 31, 2004 to be approximately $4.0 million. The expenditures are primarily needed to maintain its facilities, expand its production capacity for new product introduction as well as fund the Company's ongoing plan to expand foreign operations in order to take advantage of profitable market opportunities. To the extent cash flow from continuing operations is insufficient to cover the Company's capital expenditures, debt service and other general requirements, the Company would seek to utilize its borrowing availability under its existing revolving credit facility, which it believes to be sufficient for any such purpose.

KCI has no operations and is dependent on KCLLC for financial resources in the form of capital distributions to meet its obligations. KCI obligations include the liquidation preferences of $108.0 million for its preferred stock plus any dividends payable in arrears (at September 30, 2004 there were approximately $4.8 million in cumulative dividends in arrears, payable in kind), which are redeemable for cash at the option of the holder after June 2, 2009, the requirement to purchase shares from its common shareholders under certain circumstances and its tax obligations. Repurchases of KCI Common Stock are made at fair market value as defined in KCI's shareholder agreement. At September 30, 2004 approximately 1.3 million KCI common shares plus potentially 177,000 shares covered by stock options were subject to repurchase by KCI. The ability of KCLLC to make such capital distributions will be limited by its available resources and is limited by restrictions of debt and other agreements. KCLLC reflects the tax obligations of KCI in its tax provision.

Cash flows provided by operating activities were approximately $17.0 million and $16.6 million for Nine Months 2004 and 2003, respectively. The net increase in cash flows of approximately $459,000 for Nine Months 2004 was the result of approximately $2.7 million increase in cash flows provided by continuing operations offset by an increase of approximately $2.2 million of cash flows used in discontinued operations. For the Nine Months 2004 cash provided by operating activities of continuing operations was approximately $18.4 million as compared to approximately $15.8 million for the Nine Months 2003. This was primarily driven by (i) the growth in earnings less the increase in working capital related to such growth; and (ii) the increase in income taxes payable during the Nine Months ended 2004 as the Company's sale of Hudson Lock will generate a taxable loss that will offset most of the 2004 taxable income from income taxes. For the Nine Months 2004, net income plus non-cash charges totaled approximately $17.2 million as compared to the Nine Months 2003 of approximately $11.3 million. The Company's primary working capital accounts (accounts receivable, inventory and accounts payable) used net cash in its continuing operations of approximately $11.1 million for the Nine Months 2004 as compared to Nine Months 2003, when the working capital accounts used net cash of approximately $3.2 million. The main driver in the working capital use for the Nine Months 2004 was inventory, which increase due to the net sales growth the Company had experienced during the Nine Months 2004 as well as increasing safety stock levels of certain inventories as the Company is currently migrating the production of such inventory to Asia. Accrued income taxes increased during the Nine Months 2004 since the Company had not made any estimated payments for income taxes as the Company anticipates the sale of its lock product line to generate tax losses, which will offset most of the Company's current tax liability. The sale of the lock product line was consummated in October 2004.

The approximately $2.2 million increase in cash used in operating activities of discontinued operations was driven by the losses related to the operations of the Lock product line, which led to the closure of the lock manufacturing facility in Mexico in February 2004. The decline in net sales volume made it prohibitive to carry the dual overhead infrastructures of the domestic and Mexico lock manufacturing facilities. In closing down the facility the Company recorded a charge of approximately $664,000 for severance and closing costs and to write down inventory and leaseholds. In addition the Company recorded a charge of approximately $605,000 to record the balance on the lease of the facility on a present value basis, less any estimate for sublease income. (see
Note 2 to the consolidating financial statements elsewhere in this Form 10-Q).

Cash flows used in investing activities were approximately $14.3 million and $7.1 million for Nine Months 2004 and the Nine Months 2003, respectively. Cash flows used in investing activities of continuing operations were approximately $14.2 million and $6.6 million for Nine Months 2004 and the Nine Months 2003, respectively. Capital expenditures for continuing operations for the Nine Months 2004 and 2003 were approximately $2.2 million and $2.1 million, respectively.

On August 23, 2004, the Company acquired the common stock of Amveco International, Inc. ("Amveco") for a purchase price of approximately $6.0 million, subject to adjustment, less assumed liabilities of approximately $2.1 million. In October 2004, the Company paid approximately $462,000 of additional consideration related to the closing balance sheet. The Company recorded the estimated excess purchase price over net assets acquired of approximately $2.5 million as goodwill. The value ascribed to the estimated excess purchase price over net assets acquired is preliminary and is subject to change. Other intangibles acquired were not material. The agreement calls for three contingent payments, two of which up to $1.0 million in aggregate and the other based upon a percentage of revenues exceeding a baseline specified in the purchase agreement, based on the performance of the business for the six months ended September 30, 2004 and for the year ending December 31, 2005. In addition, the Company currently has approximately $1.6 million in escrow, which is included in other assets, related to the Amveco transaction. The escrow was established to cover potential liabilities related to the Mexico operation of Amveco. The agreement calls for the escrow to be paid upon certain open issues related to the legal and tax establishment of the Mexico operation are rectified. The contingent payments and any payments out of escrow, if made, will be recorded as goodwill at the time of payment. Amveco, which manufactures torroidal transformers primarily for medical applications, will be integrated into the Company's Monterrey, Mexico and Lumberton, North Carolina facilities. The Company paid approximately $6.0 million in cash at closing and borrowed approximately $5.0 million on its revolving credit facility to partially finance this acquisition.

On May 7, 2004, the Company acquired the net assets of Advanced Devices, Inc. ("ADI") for a purchase price of approximately $8.0 million and assumed liabilities of approximately $62,000. The Company recorded the estimated excess purchase price over net assets acquired of approximately $6.2 million as goodwill. The value ascribed to the estimated excess purchase price over net assets acquired is preliminary and is subject to change. Other intangibles are not material. The ADI product line, which manufactures electrical wiring devices, will be integrated into the Company's Napa Valley, California manufacturing facility. The Company paid approximately $6.1 million in cash at closing and borrowed approximately $4.5 million on its revolving credit facility to partially finance this acquisition. The purchase agreement calls for approximately 75% of the total purchase price to be paid at closing, 10% to be paid at the earlier of the date when the product line is fully integrated into the Company's Napa, California manufacturing facility or March 7, 2005, and the remainder over the next four years annually.

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

Cash flows used in investing activities of discontinued operations was approximately $113,000 and $534,000 for Nine Months 2004 and Nine Months 2003, respectively. These amounts relate to capital expenditures of the lock product line for those periods.

Cash flows from financing activities used net cash for the Nine Months 2004 of approximately $5.6 million and $7.3 million, respectively. The net cash used in financing activities for Nine Months 2004 was primarily related to the Company's repayment of debt under its existing credit facilities of approximately $28.5 million, of which approximately $15.0 million was related to the repayment of borrowings on its revolver. Of the $22.7 million of gross debt borrowings during the Nine Months 2004, $5.5 million relates to borrowing funds in anticipation of the closing of the Amveco transaction, which was then delayed. The Company repaid the funds the following business day. The Company borrowed the money primarily to partially finance the acquisitions of Amveco and ADI, which were both acquired during 2004. For the Nine Months 2003, the cash used in financing activities primarily related to the repayment of approximately $9.2 million in debt of which $2.0 million was to repay borrowings under its revolver to partially finance the acquisition of Arens Controls.

On October 22, 2004, the Company, consummated the sale of the net assets of Hudson to Waveland Investments ("the Buyer"), an independent third party. As a result of the sale, the domestic assets, which primarily consisted of accounts receivable, inventory and fixed assets, and the domestic liabilities of Hudson were sold to the Buyer for consideration of approximately $4.5 million, consisting of a note receivable of approximately $1.2 million with the balance of the proceeds being paid in cash. The note receivable matures on April 22, 2008 and requires payment of interest at 8.0% per annum through April 22, 2005, 10% per annum through October 2005 and 14% per annum subsequent to October 2005 until the maturity date. The Buyer has the ability to convert the outstanding interest due to the Company to additional notes receivable, which would then be due and payable on the same date as the original note. If Hudson meets certain operating thresholds the Buyer is required to prepay portions of the outstanding note receivable and the Buyer has the right to prepay the balance of the notes receivable. The note receivable is subordinate to the Buyer's acquisition and operating debt. The remaining assets and liabilities of Hudson's Mexico operations, which are not material, were not sold in the transaction. The Company used the cash proceeds received in the transaction to pay down outstanding bank debt.

Management believes that the Company's cash flow from continuing operations, together with its borrowing availability under its existing credit facilities, will be adequate to meet its anticipated capital requirements for the next twelve months.

COMMITMENTS AND CONTINGENCIES

The following is a schedule of the Company's contractual obligations outstanding at September 30, 2004:


 (IN THOUSANDS)                                                   PAYMENTS DUE BY PERIOD
                                      -------------------------------------------------------------------------------
      CONTRACTUAL OBLIGATIONS                           LESS THAN 1                                       MORE THAN 5
                                         TOTAL             YEAR          1-3 YEARS       3-5 YEARS           YEARS
---------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT OBLIGATIONS               $126,995         $17,724          $28,590         $80,681             $   -
OPERATING LEASE OBLIGATIONS                 7,884           1,632            2,511           1,714             2,027
ACCRUED LEASE COSTS                           862             331              375             156                 -
OTHER LONG-TERM LIABILITIES                   983              50              121             142               670
ACQUISITION PURCHASE PRICE
  LIABILITIES                               1,728           1,057              447             224                 -
STAND BY LETTERS OF CREDIT                  1,975               -                -               -             1,975
---------------------------------------------------------------------------------------------------------------------
                                         $140,427         $20,794          $32,044         $82,917            $4,672
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

      Goodwill and other intangible assets: At September 30, 2004, the Company has recorded approximately $89.4 million in goodwill and other intangible assets related to acquisitions made in 2003 and prior years. The recoverability of these assets is subject to an impairment test based on the estimated fair value of the underlying businesses. These estimated fair values are determined using a valuation methodology that triangulates the discounted cash flows, market multiples and transactional multiples of the reporting units. Factors affecting these future cash flows include: the continued market acceptance of the products and services offered by the businesses; the development of new products and services by the businesses and the underlying cost of development; the future cost structure of the businesses; and future technological changes.

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

BACKLOG

The Company's backlog of orders as of September 30, 2004 was approximately $32.3 million. The Company includes in its backlog only accepted purchase orders. However, backlog is not necessarily indicative of future sales. In addition, purchase orders can generally be cancelled at any time without penalty.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary exposure to market risk is related to the variability in interest rates associated with the $44.2 million outstanding under its term loan and with any amounts outstanding under its $25 million revolving credit facility. Under both the term loan and the revolving credit facility, the Company has the option to lock in a certain interest rate based on either the base rate, which is equivalent to prime, or LIBOR plus an applicable margin specified in the agreement. Principally all of the borrowings under the term loan are locked in at approximately 4.5% until January 2005, when the underlying LIBOR contract is up for renewal. At September 30, 2004, the Company had $2.0 million outstanding under its line of credit, which was repaid in October 2004. A 1.0% change in the interest rate for the Company's credit facilities in place at December 31, 2003 would have resulted in a change in the Company's annual interest expense of approximately $603,000. The senior notes bear a fixed rate of interest and therefore are not subject to market risk. The Company does not hold derivative financial instruments or believe that material imbedded derivatives exist within its contracts.

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

ITEM 4. CONTROLS AND PROCEDURES

The management of KCLLC carried out an evaluation, with the participation of its President and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, KCLLC's President and Chief Financial Officer concluded that KCLLC's disclosure controls and procedures were effective to ensure that information required to be disclosed by KCLLC in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in KCLLC's internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, KCLLC's internal control over financial reporting.

The management of Key Components Finance Corp. ("Finance Corp.") carried out an evaluation, with the participation of its President and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, Finance Corp.'s President and Chief Financial Officer concluded that Finance Corp.'s disclosure controls and procedures were effective to ensure that information required to be disclosed by Finance Corp. in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in Finance Corp.'s internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Finance Corp.'s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6 -- EXHIBITS



      31.1            Rule 13a-14(a)/15d-14(a) Certifications

      31.2            Rule 13a-14(a)/15d-14(a) Certifications

      32              Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   KEY COMPONENTS, LLC
                                                 ------------------------



Date: November 12, 2004                          By:  /s/ Robert. B. Kay
                                                    --------------------
                                                       Robert B. Kay
                                                       President


Date: November 12, 2004                          By: /s/Keith A. McGowan
                                                    --------------------
                                                       Keith A. McGowan
                                                       Chief Financial Officer


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 KEY COMPONENTS FINANCE CORP.
                                                 ----------------------------



Date: November 12, 2004                          By:  /s/ Robert. B. Kay
                                                    --------------------
                                                       Robert B. Kay
                                                       President

Date: November 12, 2004                          By: /s/ Keith A. McGowan
                                                    ---------------------
                                                       Keith A. McGowan
                                                       Chief Financial Officer